Form 10-Q
period 2023-09-30
Invesco Mortgage Capital Inc.
filed 2023-11-06
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of October 31, 2023, there were 48,460,626 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022	3

	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2023; June 30, 2023; September 30, 2023; March 31, 2022; June 30, 2022 and September 30, 2022	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	54

PART II OTHER INFORMATION		55

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	57

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	September 30, 2023	December 31, 2022
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $5,226,133 and $4,439,583, respectively; net of allowance for credit losses of $212 and $0, respectively)	5,443,928	4,791,893
Cash and cash equivalents	173,921	175,535
Restricted cash	185,824	103,246
Due from counterparties	—	1,584
Investment related receivable	25,608	22,744
Derivative assets, at fair value	—	662
Other assets	2,062	1,731
Total assets	5,831,343	5,097,395
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	4,987,006	4,234,823
Derivative liabilities, at fair value	7,637	2,079
Dividends payable	19,384	25,162
Accrued interest payable	26,751	20,546
Collateral held payable	—	4,892
Accounts payable and accrued expenses	1,838	1,365
Due to affiliate	3,702	4,453
Total liabilities	5,046,318	4,293,320
Commitments and contingencies (See Note 14):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 4,465,414 and 4,537,634 shares issued and outstanding, respectively ($111,635 and $113,441 aggregate liquidation preference, respectively)	107,934	109,679
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 7,681,211 and 7,816,470 shares issued and outstanding, respectively ($192,030 and $195,412 aggregate liquidation preference, respectively)	185,757	189,028
Common Stock, par value $0.01 per share; 67,000,000 shares authorized, 48,460,626 and 38,710,916 shares issued and outstanding, respectively	484	387
Additional paid in capital	4,011,005	3,901,562
Accumulated other comprehensive income	883	10,761
Retained earnings (distributions in excess of earnings)	(3,521,038)	(3,407,342)
Total stockholders’ equity	785,025	804,075
Total liabilities and stockholders' equity	5,831,343	5,097,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2023	2022	2023	2022
Interest income
Mortgage-backed and other securities	75,132	49,058	215,847	134,689
Commercial loan	—	670	—	1,768
Total interest income	75,132	49,728	215,847	136,457
Interest expense
Repurchase agreements	65,701	18,008	174,449	19,359
Total interest expense	65,701	18,008	174,449	19,359
Net interest income	9,431	31,720	41,398	117,098
Other income (loss)
Gain (loss) on investments, net	(224,897)	(260,837)	(272,620)	(1,090,101)
(Increase) decrease in provision for credit losses	(43)	—	(212)	—
Equity in earnings (losses) of unconsolidated ventures	2	(6)	4	(287)
Gain (loss) on derivative instruments, net	151,689	133,549	203,418	554,151
Other investment income (loss), net	—	—	(66)	44
Total other income (loss)	(73,249)	(127,294)	(69,476)	(536,193)
Expenses
Management fee – related party	3,090	3,836	9,237	13,729
General and administrative	1,691	2,018	5,743	6,561
Total expenses	4,781	5,854	14,980	20,290
Net income (loss)	(68,599)	(101,428)	(43,058)	(439,385)
Dividends to preferred stockholders	(5,772)	(5,862)	(17,474)	(22,356)
Gain on repurchase and retirement of preferred stock	347	12,688	711	14,179
Net income (loss) attributable to common stockholders	(74,024)	(94,602)	(59,821)	(447,562)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(1.62)	(2.78)	(1.40)	(13.42)
Diluted	(1.62)	(2.78)	(1.40)	(13.42)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Net income (loss)	(68,599)	(101,428)	(43,058)	(439,385)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	(91)	(1,243)	(698)	(5,489)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	43	—	212	—
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(1,810)	(4,855)	(9,505)	(14,853)
Currency translation adjustments on investment in unconsolidated venture	—	(141)	(10)	(434)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	—	—	123	—
Total other comprehensive income (loss)	(1,858)	(6,239)	(9,878)	(20,776)
Comprehensive income (loss)	(70,457)	(107,667)	(52,936)	(460,161)
Dividends to preferred stockholders	(5,772)	(5,862)	(17,474)	(22,356)
Gain on repurchase and retirement of preferred stock	347	12,688	711	14,179
Comprehensive income (loss) attributable to common stockholders	(75,882)	(100,841)	(69,699)	(468,338)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2023; June 30, 2023 and September 30, 2023
(Unaudited)

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,537,634	109,679	7,816,470	189,028	38,710,916	387	3,901,562	10,761	(3,407,342)	804,075
Net income (loss)	—	—	—	—	—	—	—	—	21,463	21,463
Other comprehensive income (loss)	—	—	—	—	—	—	—	(4,857)	—	(4,857)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	2,930,069	29	35,763	—	—	35,792
Stock awards	—	—	—	—	6,259	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(16,658)	(16,658)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,862)	(5,862)
Amortization of equity-based compensation	—	—	—	—	—	—	162	—	—	162
Balance as of March 31, 2023	4,537,634	109,679	7,816,470	189,028	41,647,244	416	3,937,487	5,904	(3,408,399)	834,115
Net income (loss)	—	—	—	—	—	—	—	—	4,078	4,078
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3,163)	—	(3,163)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	2,888,639	29	30,939	—	—	30,968
Repurchase and retirement of preferred stock	(37,788)	(913)	(42,696)	(1,033)	—	—	—	—	364	(1,582)
Stock awards	—	—	—	—	43,980	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(17,833)	(17,833)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,840)	(5,840)
Amortization of equity-based compensation	—	—	—	—	—	—	141	—	—	141
Balance as of June 30, 2023	4,499,846	108,766	7,773,774	187,995	44,579,863	445	3,968,567	2,741	(3,427,630)	840,884
Net income (loss)	—	—	—	—	—	—	—	—	(68,599)	(68,599)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,858)	—	(1,858)
Proceeds from issuance of common stock, net of offering costs					3,880,763	39	42,305			42,344
Repurchase and retirement of preferred stock	(34,432)	(832)	(92,563)	(2,238)	—	—	—	—	347	(2,723)
Common stock dividends	—	—	—	—	—	—	—	—	(19,384)	(19,384)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,772)	(5,772)
Amortization of equity-based compensation	—	—	—	—	—	—	133	—	—	133
Balance at September 30, 2023	4,465,414	107,934	7,681,211	185,757	48,460,626	484	4,011,005	883	(3,521,038)	785,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2022; June 30, 2022 and September 30, 2022
(Unaudited)

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	6,200,000	149,860	11,500,000	278,108	32,987,478	330	3,819,375	37,286	(2,882,824)	1,402,135
Net income (loss)	—	—	—	—	—	—	—	—	(228,422)	(228,422)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(7,817)	—	(7,817)
Stock awards	—	—	—	—	4,315	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(29,693)	(29,693)
Preferred stock dividends	—	—	—	—	—	—	—	—	(8,394)	(8,394)
Amortization of equity-based compensation	—	—	—	—	—	—	138	—	—	138
Balance as of March 31, 2022	6,200,000	149,860	11,500,000	278,108	32,991,793	330	3,819,513	29,469	(3,149,333)	1,127,947
Net income (loss)	—	—	—	—	—	—	—	—	(109,535)	(109,535)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(6,720)	—	(6,720)
Repurchase and retirement of preferred stock	(43,820)	(1,059)	(620,141)	(14,997)	—	—	—	—	1,491	(14,565)
Stock awards	—	—	—	—	32,571	—	—	—	—	—
Payments in lieu of fractional shares in connection with one-for-ten reverse stock split	—	—	—	—	(46)	—	(1)	—	—	(1)
Common stock dividends	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(29,721)	(29,721)
Redemption of preferred stock	—	—	—	—	—	—	—	—	(8,100)	(8,100)
Amortization of equity-based compensation	—	—	—	—	—	—	158	—	—	158
Balance as of June 30, 2022	6,156,180	148,801	10,879,859	263,111	33,024,318	330	3,819,670	22,749	(3,295,198)	959,463
Net income (loss)	—	—	—	—	—	—	—	—	(101,428)	(101,428)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(6,239)	—	(6,239)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	2,327,805	23	38,590	—	—	38,613
Repurchase and retirement of preferred stock	(1,618,546)	(39,122)	(3,063,389)	(74,083)	—	—	—	—	12,688	(100,517)
Common stock dividends	—	—	—	—	—	—	—	—	(22,979)	(22,979)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,862)	(5,862)
Amortization of equity-based compensation	—	—	—	—	—	—	158	—	—	158
Balance at September 30, 2022	4,537,634	109,679	7,816,470	189,028	35,352,123	353	3,858,418	16,510	(3,412,779)	761,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2023	2022
Cash Flows from Operating Activities
Net income (loss)	(43,058)	(439,385)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of mortgage-backed and other securities premiums and (discounts), net	(4,412)	835
Realized and unrealized (gain) loss on derivative instruments, net	(13,391)	(509,156)
(Gain) loss on investments, net	272,620	1,090,101
Increase (decrease) in provision for credit losses	212	—
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	(4)	38
Other amortization	(9,069)	(14,399)
Loss on foreign currency translation	123	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(3,106)	(1,901)
Increase (decrease) in operating liabilities	6,200	651
Net cash provided by (used in) operating activities	206,115	126,784
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(4,522,098)	(20,721,166)
Purchase of U.S. Treasury securities	(48,672)	(502,290)
Distributions from investments in unconsolidated ventures, net	41	8,529
Principal payments from mortgage-backed securities	260,942	330,550
Proceeds from sale of mortgage-backed securities	3,339,830	22,775,148
Proceeds from the sale of U.S. Treasury securities	48,977	468,051
Settlement (termination) of forwards, swaps, and TBAs, net	19,611	487,538
Net change in due from counterparties and collateral held payable on derivative instruments	1,584	(649)
Net cash provided by (used in) investing activities	(899,785)	2,845,711
Cash Flows from Financing Activities
Proceeds from issuance of common stock	109,104	38,726
Repurchase of preferred stock	(4,305)	(115,082)
Cash paid in lieu of fractional shares in connection with one-for-ten reverse stock split	—	(1)
Proceeds from repurchase agreements	28,937,349	51,685,864
Principal repayments of repurchase agreements	(28,185,166)	(54,786,407)
Net change in due from counterparties and collateral held payable on repurchase agreements	(4,892)	3,527
Payments of deferred costs	(329)	(350)
Payments of dividends	(77,127)	(111,459)
Net cash provided by (used in) financing activities	774,634	(3,285,182)
Net change in cash, cash equivalents and restricted cash	80,964	(312,687)
Cash, cash equivalents and restricted cash, beginning of period	278,781	577,052
Cash, cash equivalents and restricted cash, end of period	359,745	264,365
Supplement Disclosure of Cash Flow Information
Interest paid	177,748	31,616
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities classified as available-for-sale	486	(5,489)
Dividends declared not paid	19,384	22,979
Net change in investment related receivable (payable)	80	(416)
Net change in foreign currency translation adjustment recorded in accumulated other comprehensive income	(113)	434

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
As of September 30, 2023, we were invested in:
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

Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary as of September 30, 2023 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	25,987	25,987
Non-Agency RMBS	7,965	7,965
Investments in unconsolidated ventures	505	505
Total	34,457	34,457
Refer to Note 4 - "Mortgage-Backed Securities" and Note 5 - "Other Assets" for additional details regarding these investments.
Note 4 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type as of September 30, 2023 and December 31, 2022.

As of September 30, 2023
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
30 year fixed-rate Agency RMBS	5,719,581	(227,631)	5,491,950	—	(159,981)	5,331,969	5.15%
Agency-CMO (2)	583,850	(507,065)	76,785	—	1,222	78,007	9.67%
Non-Agency CMBS	27,652	(585)	27,067	(212)	(868)	25,987	8.72%
Non-Agency RMBS (3)(4)(5)	283,991	(276,555)	7,436	—	529	7,965	8.56%
Total	6,615,074	(1,011,836)	5,603,238	(212)	(159,098)	5,443,928	5.23%
(1)Period-end weighted average yield is based on amortized cost as of September 30, 2023 and incorporates future prepayment and loss assumptions when appropriate.
(2)All Agency collateralized mortgage obligations (“Agency-CMO”) are interest-only securities (“Agency IO”).
(3)Non-Agency RMBS is 66.2% fixed rate, 33.0% variable rate, and 0.8% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying hybrid adjustable-rate mortgage (“ARM”) loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 97.0% of principal/notional balance, 38.8% of amortized cost and 33.1% of fair value.

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
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of September 30, 2023 and December 31, 2022. We have elected the fair value option for all of our RMBS interest-only securities and our MBS purchased on or after September 1, 2016. As of September 30, 2023 and December 31, 2022, approximately 99% of our MBS was accounted for under the fair value option.

	As of
	September 30, 2023			December 31, 2022
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
30 year fixed-rate Agency RMBS	—	5,331,969	5,331,969	—	4,661,737	4,661,737
Agency-CMO	—	78,007	78,007	—	84,956	84,956
Non-Agency CMBS	25,987	—	25,987	36,787	—	36,787
Non-Agency RMBS	5,515	2,450	7,965	5,667	2,746	8,413
Total	31,502	5,412,426	5,443,928	42,454	4,749,439	4,791,893
The components of the carrying value of our MBS portfolio as of September 30, 2023 and December 31, 2022 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our condensed consolidated balance sheets, was $24.2 million as of September 30, 2023 (December 31, 2022: $21.3 million).

	As of
	September 30, 2023			December 31, 2022
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	5,755,806	859,268	6,615,074	4,770,175	917,330	5,687,505
Unamortized premium	294	—	294	5,195	—	5,195
Unamortized discount	(232,530)	(779,600)	(1,012,130)	(126,112)	(831,308)	(957,420)
Allowance for credit losses	(212)	—	(212)	—	—	—
Gross unrealized gains (1)	804	3,817	4,621	62,245	4,605	66,850
Gross unrealized losses (1)	(160,876)	(2,843)	(163,719)	(7,535)	(2,702)	(10,237)
Fair value	5,363,286	80,642	5,443,928	4,703,968	87,925	4,791,893
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three and nine months ended September 30, 2023 and 2022 is provided below in this Note 4.

The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of September 30, 2023 and December 31, 2022.

	As of
$ in thousands	September 30, 2023	December 31, 2022
Less than one year	16,126	26,593
Greater than one year and less than five years	9,862	10,194
Greater than or equal to five years	5,417,940	4,755,106
Total	5,443,928	4,791,893

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022.
As of September 30, 2023

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
30 year fixed-rate Agency RMBS (1)	5,331,969	(159,981)	58	—	—	—	5,331,969	(159,981)	58
Agency-CMO (1)	26,827	(771)	5	8,603	(1,633)	3	35,430	(2,404)	8
Non-Agency CMBS (2)	25,987	(868)	2	—	—	—	25,987	(868)	2
Non-Agency RMBS (3)	—	—	—	1,505	(466)	9	1,505	(466)	9
Total	5,384,783	(161,620)	65	10,108	(2,099)	12	5,394,891	(163,719)	77
(1)Fair value option has been elected for all Agency securities in an unrealized loss position.
(2)Unrealized losses on non-Agency CMBS are included in accumulated other comprehensive income. These losses are not reflected in an allowance for credit losses based on a comparison of discounted expected cash flows to current amortized cost basis.
(3)Includes non-Agency IO with a fair value of $1.2 million for which the fair value option has been elected. Such securities have unrealized losses of $439,000.
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

We recorded a $43,000 and $212,000 provision for credit losses on a single non-Agency CMBS during the three and nine months ended September 30, 2023, respectively. We did not record any provisions for credit losses during the three and nine months ended September 30, 2022. The following table presents a roll-forward of our allowance for credit losses.

	Three Months Ended September 30,	Nine Months Ended September 30,
$ in thousands	2023	2023
Beginning allowance for credit losses	(169)	—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	(212)
Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(43)	—
Ending allowance for credit losses	(212)	(212)
The following table summarizes the components of our total gain (loss) on investments, net for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Gross realized gains on sale of MBS	—	—	5,363	5,348
Gross realized losses on sale of MBS	(33,157)	(120,418)	(62,769)	(979,792)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(191,752)	(140,590)	(215,226)	(81,593)
Net unrealized gains (losses) on commercial loan	—	171	—	134
Net realized gains (losses) on U.S. Treasury securities	12	—	12	(34,198)
Total gain (loss) on investments, net	(224,897)	(260,837)	(272,620)	(1,090,101)
The following tables present components of interest income recognized on our mortgage-backed and other securities portfolio for the three and nine months ended September 30, 2023 and 2022.
For the three months ended September 30, 2023

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	70,754	2,465	73,219
Non-Agency CMBS	437	301	738
Non-Agency RMBS	285	(126)	159
U.S. Treasury securities	—	292	292
Other	724	—	724
Total	72,200	2,932	75,132
For the three months ended September 30, 2022

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	48,075	(355)	47,720
Non-Agency CMBS	485	328	813
Non-Agency RMBS	288	(139)	149
Other	376	—	376
Total	49,224	(166)	49,058

For the nine months ended September 30, 2023

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	206,804	3,616	210,420
Non-Agency CMBS	1,404	888	2,292
Non-Agency RMBS	865	(384)	481
U.S. Treasury securities	—	292	292
Other	2,362	—	2,362
Total	211,435	4,412	215,847
For the nine months ended September 30, 2022

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	135,600	(6,861)	128,739
Non-Agency CMBS	1,890	1,340	3,230
Non-Agency RMBS	928	(422)	506
U.S. Treasury Securities	1,773	(41)	1,732
Other	482	—	482
Total	140,673	(5,984)	134,689
Note 5 – Other Assets
The following table summarizes our other assets as of September 30, 2023 and December 31, 2022.

	As of
$ in thousands	September 30, 2023	December 31, 2022
Investments in unconsolidated ventures	505	552
Prepaid expenses and other assets	1,557	1,179
Total	2,062	1,731
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

Note 6 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. Our repurchase agreements bear interest at a contractually agreed upon rate and generally have maturities ranging from one to six months. We account for our repurchase agreements as secured borrowings since we maintain effective control of the financed assets. Our repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of September 30, 2023.
The following tables summarize certain characteristics of our borrowings as of September 30, 2023 and December 31, 2022. Refer to Note 7 - "Collateral Positions" for collateral pledged and held under our repurchase agreements.

As of
$ in thousands	September 30, 2023			December 31, 2022
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Amount	Interest	Maturity	Amount	Interest	Maturity
	Outstanding	Rate	(days)	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	4,987,006	5.43%	24	4,234,823	4.24%	28
Total Borrowings	4,987,006	5.43%	24	4,234,823	4.24%	28

Note 7 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, interest rate swaps and TBAs as of September 30, 2023 and December 31, 2022. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of how we determine fair value. Agency RMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on repurchase agreements and TBAs accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of September 30, 2023 and December 31, 2022, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	September 30, 2023	December 31, 2022
Repurchase Agreements:
Agency RMBS	5,226,133	4,439,583
Total repurchase agreements collateral pledged	5,226,133	4,439,583
Derivative Instruments:
Cash	—	1,584
Restricted cash	185,824	103,246
Total derivative instruments collateral pledged	185,824	104,830

Total collateral pledged:
Agency RMBS	5,226,133	4,439,583
Cash	—	1,584
Restricted cash	185,824	103,246
Total collateral pledged	5,411,957	4,544,413

	As of
Collateral Held	September 30, 2023	December 31, 2022
Repurchase Agreements:
Cash	—	4,892
Non-cash collateral	—	7,216
Total repurchase agreements collateral held	—	12,108
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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 105% as of September 30, 2023 (December 31, 2022: 105%) based on the fair value of the securities as reported in our condensed consolidated balance sheets.
Interest Rate Swaps
As of September 30, 2023 and December 31, 2022, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange (“CME”) and LCH Limited (“LCH”) through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
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
Note 8 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2023.

$ in thousands	Notional Amount as of December 31, 2022	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2023
Interest Rate Swaps (1) (2)	8,150,000	2,700,000	(4,000,000)	6,850,000
TBA Purchase Contracts	400,000	1,150,000	(1,550,000)	—
TBA Sale Contracts	(400,000)	(1,150,000)	1,550,000	—
Total	8,150,000	2,700,000	(4,000,000)	6,850,000
(1)Does not include interest rate swaps with forward start dates until the date they begin to bear interest. See below for additional detail on our interest rate swaps with forward start dates.
(2)Notional amount as of September 30, 2023 includes $5.9 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $950.0 million of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate. Notional amount as of December 31, 2022 includes $5.8 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $2.4 billion of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate.
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
Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $1.8 million and $9.5 million as a decrease (September 30, 2022: $4.9 million and $14.9 million as a decrease) to interest expense for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, $900,000 (December 31, 2022: $10.4 million) of unrealized gains on discontinued cash flow hedges, net are still included in accumulated other comprehensive income and are expected to be reclassified as a decrease to interest expense in the fourth quarter of 2023.

As of September 30, 2023 and December 31, 2022, we had interest rate swaps whereby we pay interest at a fixed rate and receive floating interest based on the secured overnight financing rate (“SOFR”) with the following maturities outstanding, excluding interest rate swaps with forward start dates.

$ in thousands	As of September 30, 2023
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	950,000	0.32%	5.31%	2.1
3 to 5 years	1,975,000	0.35%	5.31%	4.2
5 to 7 years	1,175,000	0.46%	5.31%	6.6
7 to 10 years	750,000	1.10%	5.31%	7.5
Greater than 10 years	1,050,000	2.18%	5.31%	20.6
Total	5,900,000	0.79%	5.31%	7.7

$ in thousands	As of December 31, 2022
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,550,000	0.09%	4.30%	2.2
3 to 5 years	1,475,000	0.27%	4.30%	4.7
5 to 7 years	850,000	0.38%	4.30%	6.2
7 to 10 years	1,425,000	0.55%	4.30%	7.8
Greater than 10 years	500,000	1.92%	4.30%	19.2
Total	5,800,000	0.45%	4.30%	6.3
As of December 31, 2022, we held $975.0 million notional amount of SOFR-based pay fixed and receive floating interest rate swaps with forward start dates that had a weighted average maturity of 16.5 years and a weighted average fixed pay rate of 0.89%. We did not hold any such interest rate swaps with forward start dates as of September 30, 2023.
As of September 30, 2023 and December 31, 2022, we had interest rate swaps whereby we pay floating interest based on SOFR and receive interest at a fixed rate with the following maturities outstanding, excluding interest rate swaps with forward start dates.

$ in thousands	As of September 30, 2023
Maturities	Notional Amount	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Less than 3 years	900,000	5.31%	5.44%	0.5
3 to 5 years	50,000	5.31%	2.78%	3.6
Total	950,000	5.31%	5.30%	0.7

$ in thousands	As of December 31, 2022
Maturities	Notional Amount	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Less than 3 years	100,000	4.30%	4.90%	0.9
3 to 5 years	550,000	4.30%	2.74%	4.0
5 to 7 years	1,125,000	4.30%	2.66%	6.0
7 to 10 years	200,000	4.30%	2.66%	8.4
Greater than 10 years	375,000	4.30%	2.67%	29.5
Total	2,350,000	4.30%	2.78%	9.3

As of December 31, 2022, we held $275.0 million notional amount of SOFR-based pay floating and receive fixed interest rate swaps with forward start dates that had a weighted average maturity of 16.0 years and a weighted average fixed receive rate of 2.63%. We did not hold any such interest rate swaps with forward start dates as of September 30, 2023.
Currency Forward Contracts
We have historically used currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. We did not have any currency forward contracts outstanding as of September 30, 2023 or December 31, 2022.
TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. The following table summarizes certain characteristics of our TBAs accounted for as derivatives as of December 31, 2022. We did not have any TBAs outstanding as of September 30, 2023.

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
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of			As of
	September 30, 2023	December 31, 2022		September 30, 2023	December 31, 2022
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	—	20	Interest Rate Swaps Liability	7,637	—
TBAs	—	642	TBAs	—	2,079
Total Derivative Assets	—	662	Total Derivative Liabilities	7,637	2,079

The following tables summarize the effect of interest rate swaps, currency forward contracts and TBAs reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022.

$ in thousands	Three Months Ended September 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	84,565	72,126	(5,002)	151,689
Total	84,565	72,126	(5,002)	151,689

$ in thousands	Three Months Ended September 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	71,862	30,145	36,930	138,937
Currency Forward Contracts	187	—	14	201
TBAs	(9,172)	—	3,583	(5,589)
Total	62,877	30,145	40,527	133,549

$ in thousands	Nine Months Ended September 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	21,509	190,027	(7,658)	203,878
Currency Forward Contracts	(18)	—	—	(18)
TBAs	(1,880)	—	1,438	(442)
Total	19,611	190,027	(6,220)	203,418

$ in thousands	Nine Months Ended September 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	625,084	44,995	22,565	692,644
Currency Forward Contracts	866	—	(204)	662
TBAs	(138,412)	—	(743)	(139,155)
Total	487,538	44,995	21,618	554,151

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative liability of $7.6 million as of September 30, 2023 (December 31, 2022: asset of $20,000) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.
As of September 30, 2023

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Repurchase Agreements (1)	(4,987,006)	—	(4,987,006)	4,987,006	—	—
Total Liabilities	(4,987,006)	—	(4,987,006)	4,987,006	—	—
As of December 31, 2022

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (2) (3)	642	—	642	(642)	—	—
Total Assets	642	—	642	(642)	—	—

Liabilities
Derivatives (2) (3)	(2,079)	—	(2,079)	642	1,297	(140)
Repurchase Agreements (1)	(4,234,823)	—	(4,234,823)	4,234,823	—	—
Total Liabilities	(4,236,902)	—	(4,236,902)	4,235,465	1,297	(140)
(1)The fair value of securities pledged against our borrowings under repurchase agreements was $5.2 billion as of September 30, 2023 (December 31, 2022: $4.4 billion). We held no cash collateral under repurchase agreements as of September 30, 2023 (December 31, 2022: $4.9 million).
(2)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(3)Cash collateral pledged by us on our derivatives was $185.8 million as of September 30, 2023 (December 31, 2022: $104.8 million) of which $185.8 million relates to initial margin pledged on centrally cleared interest rate swaps (December 31, 2022: $103.2 million). Centrally cleared interest rate swaps are excluded from the tables above. We held no cash collateral on our derivatives as of September 30, 2023 or December 31, 2022.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	As of September 30, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (2)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,443,928	—	—	5,443,928
Other assets	—	—	—	505	505
Total assets	—	5,443,928	—	505	5,444,433
Liabilities:
Derivative liabilities	—	7,637	—	—	7,637
Total liabilities	—	7,637	—	—	7,637

	As of December 31, 2022
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (2)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	4,791,893	—	—	4,791,893
Derivative assets	—	662	—	—	662
Other assets	—	—	—	552	552
Total assets	—	4,792,555	—	552	4,793,107
Liabilities:
Derivative liabilities	—	2,079	—	—	2,079
Total liabilities	—	2,079	—	—	2,079
(1)For more detail about the fair value of our MBS, refer to Note 4 - “Mortgage-Backed Securities”.
(2)Investments in unconsolidated ventures are valued using the net asset value (“NAV”) as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of December 31, 2022, we were invested in two unconsolidated ventures that were managed by an affiliate of our Manager. One of the unconsolidated ventures was dissolved during the first quarter of 2023. As of September 30, 2023, the remaining unconsolidated venture was in liquidation and plans to sell or settle its remaining investments as expeditiously as possible.

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

	As of
	September 30, 2023		December 31, 2022
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities
Repurchase agreements	4,987,006	4,986,655	4,234,823	4,233,627
Total	4,987,006	4,986,655	4,234,823	4,233,627
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.
Note 11 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. The costs of support personnel provided by our Manager for the three and nine months ended September 30, 2023 reimbursed or reimbursable by us were $397,000 and $1.3 million, respectively (September 30, 2022: $375,000 and $1.1 million, respectively).
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
The following table summarizes the costs incurred on our behalf by our Manager during the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Incurred costs, prepaid or expensed	2,442	3,060	5,130	6,417
Incurred costs, charged or expected to be charged against equity as a cost of raising capital	—	—	257	217
Total incurred costs, originally paid by our Manager	2,442	3,060	5,387	6,634
Note 12 – Stockholders’ Equity
Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and nine months ended September 30, 2023, we repurchased and retired 34,432 and 72,220 shares of Series B Preferred Stock, respectively. During the three and nine months ended September 30, 2023, we repurchased and retired 92,563 and 135,259 shares of Series C Preferred Stock, respectively. During the three and nine months ended September 30, 2022, we repurchased and retired 1,618,546 and 1,662,366 shares of Series B Preferred Stock, respectively. During the three and nine months ended September 30, 2022 we repurchased and retired 3,063,389 and 3,683,530 shares of Series C Preferred Stock, respectively. As of September 30, 2023, we had authority to repurchase 1,265,414 additional shares of our Series B Preferred Stock and 1,181,211 additional shares of our Series C Preferred Stock under the current share repurchase program.
Holders of our Series B Preferred Stock are entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum until December 27, 2024. After December 27, 2024, holders are entitled to receive dividends at a floating rate equal to three-month CME Term SOFR and the applicable credit spread adjustment (0.26161%) plus a spread of 5.18% of the $25.00 liquidation preference per annum. Dividends are cumulative and payable quarterly in arrears.
Holders of our Series C Preferred Stock are entitled to receive dividends at an annual rate of 7.50% of the liquidation preference of $25.00 per share or $1.875 per share per annum until September 27, 2027. After September 27, 2027, holders are entitled to receive dividends at a floating rate equal to three-month CME Term SOFR and the applicable credit spread adjustment (0.26161%) plus a spread of 5.289% of the $25.00 liquidation preference per annum. Dividends are cumulative and payable quarterly in arrears.
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
As of September 30, 2023, we may sell up to 6,300,529 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the three months ended September 30, 2023, we sold 3,880,763 shares of common stock under our equity distribution agreement for proceeds of $42.3 million, net of approximately $575,000 in commissions and fees. During the nine months ended September 30, 2023, we sold 9,699,471 shares of common stock under our equity distribution agreement for proceeds of $109.1 million, net of approximately $1.5 million in commissions and fees. During the three and nine months ended September 30, 2022, we sold 2,327,805 shares of common stock under an equity distribution agreement for proceeds of $38.6 million, net of approximately $603,000 in commissions and fees.
During the three and nine months ended September 30, 2023 and 2022, we did not repurchase any shares of our common stock. As of September 30, 2023, we had authority to repurchase 1,816,398 shares of our common stock through our common stock share repurchase program.

Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2023 and 2022. The tables exclude gains and losses on MBS that are accounted for under the fair value option.

	Three Months Ended September 30, 2023
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(91)	—	(91)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	43	—	43
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(1,810)	(1,810)
Total other comprehensive income (loss)	—	(48)	(1,810)	(1,858)

AOCI balance at beginning of period	—	31	2,710	2,741
Total other comprehensive income (loss)	—	(48)	(1,810)	(1,858)
AOCI balance at end of period	—	(17)	900	883

	Three Months Ended September 30, 2022
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(1,243)	—	(1,243)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(4,855)	(4,855)
Currency translation adjustments on investment in unconsolidated venture	(141)	—	—	(141)
Total other comprehensive income (loss)	(141)	(1,243)	(4,855)	(6,239)

AOCI balance at beginning of period	131	2,503	20,115	22,749
Total other comprehensive income (loss)	(141)	(1,243)	(4,855)	(6,239)
AOCI balance at end of period	(10)	1,260	15,260	16,510

	Nine Months Ended September 30, 2023
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(698)	—	(698)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	212	—	212
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(9,505)	(9,505)
Currency translation adjustments on investment in unconsolidated venture	(10)	—	—	(10)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	123	—	—	123
Total other comprehensive income (loss)	113	(486)	(9,505)	(9,878)

AOCI balance at beginning of period	(113)	469	10,405	10,761
Total other comprehensive income (loss)	113	(486)	(9,505)	(9,878)
AOCI balance at end of period	—	(17)	900	883

	Nine Months Ended September 30, 2022
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(5,489)	—	(5,489)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(14,853)	(14,853)
Currency translation adjustments on investment in unconsolidated venture	(434)	—	—	(434)
Total other comprehensive income (loss)	(434)	(5,489)	(14,853)	(20,776)

AOCI balance at beginning of period	424	6,749	30,113	37,286
Total other comprehensive income (loss)	(434)	(5,489)	(14,853)	(20,776)
AOCI balance at end of period	(10)	1,260	15,260	16,510
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.

Dividends
The table below summarizes the dividends we declared during the nine months ended September 30, 2023 and 2022.

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2023
August 2, 2023	0.4844	2,167	September 27, 2023
May 8, 2023	0.4844	2,186	June 27, 2023
February 17, 2023	0.4844	2,198	March 27, 2023
2022
August 2, 2022	0.4844	2,198	September 27, 2022
May 3, 2022	0.4844	2,991	June 27, 2022
February 16, 2022	0.4844	3,003	March 28, 2022

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2023
August 2, 2023	0.46875	3,605	September 27, 2023
May 8, 2023	0.46875	3,654	June 27, 2023
February 17, 2023	0.46875	3,664	March 27, 2023
2022
August 2, 2022	0.46875	3,664	September 27, 2022
May 3, 2022	0.46875	5,109	June 27, 2022
February 16, 2022	0.46875	5,391	March 28, 2022

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2023
September 26, 2023	0.40	19,384	October 27, 2023
June 21, 2023	0.40	17,833	July 27, 2023
March 27, 2023	0.40	16,658	April 27, 2023
2022
September 26, 2022	0.65	22,979	October 27, 2022
June 27, 2022	0.90	29,721	July 27, 2022
March 28, 2022	0.90	29,693	April 27, 2022

Note 13 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022 is computed as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2023	2022	2023	2022
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(74,024)	(94,602)	(59,821)	(447,562)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	45,747	34,051	42,604	33,346
Dilutive Shares	45,747	34,051	42,604	33,346
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(1.62)	(2.78)	(1.40)	(13.42)
Diluted	(1.62)	(2.78)	(1.40)	(13.42)
The following potential weighted average common shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 as the effect would be antidilutive: 1,383 and 1,077, respectively (three and nine months ended September 30, 2022: 1,127 and 1,248 for restricted stock awards, respectively).
Note 14 – Commitments and Contingencies
Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of September 30, 2023 are discussed below.
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
Note 15 – Subsequent Events
Dividends
We declared the following dividends on November 2, 2023: a Series B Preferred Stock dividend of $0.4844 per share payable on December 27, 2023 to our stockholders of record as of December 5, 2023 and a Series C Preferred Stock dividend of $0.46875 per share payable on December 27, 2023 to our stockholders of record as of December 5, 2023.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. We caution you not to rely unduly on any forward-looking statements and urge you to carefully consider the factors described under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report and our Annual Report on Form 10-K. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary
We are a Maryland corporation primarily focused on investing in, financing and managing mortgage-backed securities (“MBS”) and other mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation.
As of September 30, 2023, we were invested in:
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
Of these macroeconomic factors, government policy initiatives, inflation, interest rates and interest rate volatility had the most direct impacts on our performance and financial condition during the third quarter of 2023. Contributing factors included:
•Financial conditions became more restrictive during the third quarter, reversing the trend from the prior quarter. Credit spreads widened, equity market valuations declined, and both interest rates and interest rate volatility spiked higher as financial markets adjusted to shifting expectations for fiscal and monetary policy. The latest inflation readings were mixed during the quarter, as sharply higher energy costs drove an increase in the headline consumer price index (“CPI”) from 3.0% to 3.7%, while CPI (ex. food and energy) fell from 4.8% to 4.1%. Despite the mixed readings, investors continue to expect a further decline in inflation, as Treasury inflation-protected securities breakeven rates were relatively steady, with the two-year breakeven ending the quarter at 2.05% and the five-year breakeven ending at 2.25%.
•Interest rates increased during the quarter as the FOMC raised the Federal Funds target rate in July and delivered a "hawkish pause" in September, indicating that its benchmark rate may need to remain at elevated levels for longer than the market was anticipating. Meanwhile, economic growth and employment data remained relatively strong. The yield on the two-year Treasury increased by 15 basis points, to 5.04%, the yield on the five-year Treasury increased 45 basis points, to 4.61% and the yield on the ten-year Treasury finished at 4.57%, up 73 basis points on the quarter.
•Agency RMBS sharply underperformed similar duration Treasuries during the third quarter as elevated interest rate volatility and higher interest rates weighed on the sector. Although underperformance was pervasive across the coupon stack, higher coupon mortgages performed modestly better than lower coupon mortgages given the notable steepening of the yield curve. The technical picture for the sector was mixed, as supply remains constrained by higher mortgage rates while increased interest rate volatility kept most buyers on the sidelines.

The following market conditions were also notable for the company in the third quarter of 2023:
•The labor market remained strong as gains in non-farm payrolls averaged 266,000 per month, up from a monthly average of 201,00 last quarter. The unemployment rate was slightly higher, ending the quarter up 0.2 at 3.8%.
•Risk assets broadly underperformed during the quarter. The S&P 500 lost 3.65%, while the NASDAQ was down 4.12%. Likewise, credit spreads across investment grade credit, high yield and emerging market debt all finished the quarter wider.
•CMBS performance was mixed on the quarter. Credit spreads for senior bonds declined while subordinate risk premiums increased during the quarter. Increasing property vacancy rates, declining real estate values, elevated borrowing costs and tighter mortgage lending standards remain challenges for the sector. Meanwhile, reevaluation of tenant needs and a corresponding increase in the amount of available sublease space has created unique headwinds for the office sector. The number of CMBS loans residing with special servicers increased.
•Non-Agency RMBS credit spread performance varied across subsectors during the quarter, as profiles with superior liquidity and favorable technicals outperformed those with greater interest rate sensitivity and persistent supply. The resilience of home prices in the face of higher mortgage rates and historically low affordability has supported investor risk appetite. Despite the potential for a slowing economy, borrower defaults are likely to remain contained given strong loan underwriting and high levels of borrower equity.
Outlook
Moving into the fourth quarter of 2023, investors continue to price in the possibility of further increases in the Federal Funds target rate. The uncertain path of monetary policy continues to result in elevated interest rate volatility in the front end of the yield curve, while the persistent strength in recent economic and employment data resulted in a sharp increase in longer-dated volatility as well. In addition, the increase in geopolitical risk brought on by the ongoing war in Ukraine and the Middle East conflict have contributed to the recent elevated levels of interest rate and broader market volatility. Although the immediate path of monetary policy remains uncertain, the potential decline in interest rate volatility in conjunction with the end of the tightening cycle should be supportive for Agency RMBS valuations. Agency RMBS supply and demand dynamics are expected to improve in the coming quarters, as loan originations decline in the face of higher interest rates and seasonal factors. Commercial banks should also soon receive greater clarity on their regulatory requirements, which could encourage further deployment of capital away from loans and into lower risk-weighted assets such as Agency RMBS. Finally, valuations in production coupon Agency RMBS remain historically attractive, and funding capacity is robust. While we remain cautious in the near-term due to increased volatility, we believe over time the decline in interest rate volatility and a supportive technical environment, combined with compelling valuations and favorable funding conditions, should create attractive Agency RMBS investment opportunities.

Investment Activities
The table below shows the composition of our investment portfolio as of September 30, 2023, December 31, 2022 and September 30, 2022.

	As of
$ in thousands	September 30, 2023	December 31, 2022	September 30, 2022
Agency RMBS:
30 year fixed-rate, at fair value	5,331,969	4,661,737	4,252,742
Agency CMO, at fair value	78,007	84,956	59,389
Non-Agency CMBS, at fair value	25,987	36,787	37,256
Non-Agency RMBS, at fair value	7,965	8,413	7,604
Commercial loan, at fair value	—	—	23,649
Investments in unconsolidated ventures	505	552	3,475
Subtotal	5,444,433	4,792,445	4,384,115
TBAs, at implied cost basis (1)	—	1,437	142,842
Total investment portfolio, including TBAs	5,444,433	4,793,882	4,526,957
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
We sold $3.3 billion and purchased $4.5 billion of Agency RMBS during the nine months ended September 30, 2023. As of September 30, 2023, our holdings of 30 year fixed-rate Agency RMBS represented approximately 98% of our total investment portfolio, including TBAs, versus 97% as of December 31, 2022 and 94% as of September 30, 2022. Our 30 year fixed-rate Agency RMBS holdings as of September 30, 2023, December 31, 2022 and September 30, 2022 consisted of specified pools with coupon distributions as shown in the table below.

	As of
	September 30, 2023			December 31, 2022			September 30, 2022
$ in thousands	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield
3.0%	—	—%	—%	—	—%	—%	201,298	4.7%	3.77%
4.0%	1,218,869	22.9%	4.64%	—	—%	—%	855,876	20.2%	4.34%
4.5%	1,313,632	24.6%	4.97%	1,392,304	29.9%	4.93%	1,548,557	36.4%	4.64%
5.0%	1,424,615	26.7%	5.32%	1,694,939	36.4%	5.27%	1,486,108	34.9%	4.89%
5.5%	1,374,853	25.8%	5.59%	1,574,494	33.7%	5.53%	160,903	3.8%	5.30%
Total 30 year fixed-rate Agency RMBS	5,331,969	100.0%	5.15%	4,661,737	100.0%	5.26%	4,252,742	100.0%	4.65%
Our purchases of Agency RMBS have been primarily focused on specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. The table below shows the specified pool characteristics of our 30 year fixed-rate Agency RMBS holdings as of September 30, 2023, December 31, 2022 and September 30, 2022.

	As of
	September 30, 2023		December 31, 2022		September 30, 2022
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
Specified pool characteristic:
Geographic location	1,557,191	29.2%	1,302,391	27.9%	1,281,497	30.2%
Loan balance	1,634,316	30.7%	1,033,014	22.2%	1,292,408	30.4%
Generic	—	—%	158,230	3.4%	44,278	1.0%
High loan-to-value (“LTV”) ratio	1,012,827	19.0%	750,724	16.1%	448,163	10.5%
Low credit score	1,127,635	21.1%	1,417,378	30.4%	1,118,388	26.3%
Investment property	—	—%	—	—%	68,008	1.6%
Total 30 year fixed-rate Agency RMBS	5,331,969	100.0%	4,661,737	100.0%	4,252,742	100.0%
We have invested in TBAs as an alternative means of investing in and financing Agency RMBS. As of September 30, 2023 and December 31, 2022, we had no investments or immaterial investments in TBAs, versus 3% of our investment portfolio as of September 30, 2022. We decreased the allocation to TBAs as implied financing rates in the Agency RMBS TBA dollar roll market increased more than those available in the repurchase market for most coupons.
As of September 30, 2023, December 31, 2022 and September 30, 2022, our holdings of non-Agency CMBS and non-Agency RMBS represented approximately 1% of our total investment portfolio, including TBAs. Approximately 83% of our non-Agency securities were rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of September 30, 2023.
As of December 31, 2022 and September 30, 2022, we held investments in two unconsolidated ventures that were managed by an affiliate of our Manager. Our joint venture whose net assets were denominated in euros was dissolved during the first quarter of 2023. Our remaining unconsolidated venture is in liquidation and plans to sell or settle its remaining investments as expeditiously as possible. Until the venture completes its liquidation, we are committed to fund $2.9 million in additional capital to cover future expenses should they occur.
Financing and Other Liabilities
We finance the majority of our investment portfolio through repurchase agreements. Repurchase agreements are generally settled on a short-term basis, usually from one to six months, and bear interest at rates that are expected to move in close relationship to the secured overnight financing rate (“SOFR”).
The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter.

$ in thousands	Collateralized borrowings under repurchase agreements
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
September 30, 2022	3,887,291	3,907,505	4,165,996
December 31, 2022	4,234,823	3,825,218	4,234,823
March 31, 2023	4,814,700	4,734,819	4,814,700
June 30, 2023	4,959,388	4,791,720	4,959,388
September 30, 2023	4,987,006	4,902,400	4,987,006
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
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the nine months ended September 30, 2023, we entered into interest rate swaps with a notional amount of $2.7 billion and terminated existing interest rate swaps with a notional amount of $4.0 billion. Forward starting swaps are excluded from the additions and terminations above until they begin to bear interest. We did not have any forward starting swaps as of September 30, 2023. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations. We recorded net gains of $151.7 million and $203.9 million on interest rate swaps for the three and nine months ended September 30, 2023, respectively, primarily due to changes in forward interest rate expectations.
We have historically entered into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. We did not have any currency forward contracts outstanding as of September 30, 2023 or December 31, 2022.
Capital Activities
As of September 30, 2023, we may sell up to 6,300,529 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. During the three months ended September 30, 2023, we sold 3,880,763 shares of common stock under our equity distribution agreement for proceeds of $42.3 million, net of approximately $575,000 in commissions and fees. During the nine months ended September 30, 2023, we sold 9,699,471 shares of common stock under our equity distribution agreement for proceeds of $109.1 million, net of approximately $1.5 million in commissions and fees. During the three and nine months ended September 30, 2022, we sold 2,327,805 shares of common stock under an equity distribution agreement for proceeds of $38.6 million, net of approximately $603,000 in commissions and fees.
For information on dividends declared during the nine months ended September 30, 2023 and 2022, see Note 12 - "Stockholders' Equity" of our condensed consolidated financial statements in Part I. Item 1 of this report on Form 10-Q.
During the nine months ended September 30, 2023, we did not repurchase any shares of our common stock.
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and nine months ended September 30, 2023, we repurchased and retired 34,432 and 72,220 shares of Series B Preferred Stock, respectively. During the three and nine months ended September 30, 2023, we repurchased and retired 92,563 and 135,259 shares of Series C Preferred Stock, respectively. During the three and nine months ended September 30, 2022, we repurchased and retired 1,618,546 and 1,662,366 shares of Series B Preferred Stock, respectively. During the three and nine months ended September 30, 2022 we repurchased and retired 3,063,389 and 3,683,530 shares of Series C Preferred Stock, respectively. As of September 30, 2023, we had authority to repurchase 1,265,414 additional shares of our Series B Preferred Stock and 1,181,211 additional shares of our Series C Preferred Stock under the current share repurchase program.

Book Value per Common Share
We calculate book value per common share as follows.

	As of
In thousands except per share amounts	September 30, 2023	December 31, 2022
Numerator (adjusted equity):
Total equity	785,025	804,075
Less: Liquidation preference of Series B Preferred Stock	(111,635)	(113,441)
Less: Liquidation preference of Series C Preferred Stock	(192,030)	(195,412)
Total adjusted equity	481,360	495,222

Denominator (number of shares):
Common stock outstanding	48,461	38,711

Book value per common share	9.93	12.79
Our book value per common share decreased 22% as of September 30, 2023 compared to December 31, 2022 primarily due to sharp underperformance of Agency RMBS relative to similar duration Treasuries during the third quarter as elevated interest rate volatility and higher interest rates weighed on the sector. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our most recent Form 10-K for the year ended December 31, 2022.
Recent Accounting Standards
None.

Results of Operations
The table below presents information from our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2023	2022	2023	2022
Interest income
Mortgage-backed and other securities	75,132	49,058	215,847	134,689
Commercial loan	—	670	—	1,768
Total interest income	75,132	49,728	215,847	136,457
Interest expense
Repurchase agreements	65,701	18,008	174,449	19,359
Total interest expense	65,701	18,008	174,449	19,359
Net interest income	9,431	31,720	41,398	117,098
Other income (loss)
Gain (loss) on investments, net	(224,897)	(260,837)	(272,620)	(1,090,101)
(Increase) decrease in provision for credit losses	(43)	—	(212)	—
Equity in earnings (losses) of unconsolidated ventures	2	(6)	4	(287)
Gain (loss) on derivative instruments, net	151,689	133,549	203,418	554,151
Other investment income (loss), net	—	—	(66)	44
Total other income (loss)	(73,249)	(127,294)	(69,476)	(536,193)
Expenses
Management fee – related party	3,090	3,836	9,237	13,729
General and administrative	1,691	2,018	5,743	6,561
Total expenses	4,781	5,854	14,980	20,290
Net income (loss)	(68,599)	(101,428)	(43,058)	(439,385)
Dividends to preferred stockholders	(5,772)	(5,862)	(17,474)	(22,356)
Gain on repurchase and retirement of preferred stock	347	12,688	711	14,179
Net income (loss) attributable to common stockholders	(74,024)	(94,602)	(59,821)	(447,562)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(1.62)	(2.78)	(1.40)	(13.42)
Diluted	(1.62)	(2.78)	(1.40)	(13.42)
Weighted average number of shares of common stock:
Basic	45,746,840	34,050,718	42,604,379	33,345,920
Diluted	45,746,840	34,050,718	42,604,379	33,345,920

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Average earning assets (1)	5,498,298	4,568,855	5,344,055	5,403,538
Average earning asset yields (2)	5.47%	4.35%	5.39%	3.37%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Our primary source of income is interest earned on our investment portfolio. We had average earning assets of $5.5 billion for the three months ended September 30, 2023 (September 30, 2022: $4.6 billion) and $5.3 billion for the nine months ended September 30, 2023 (September 30, 2022: $5.4 billion). Average earnings assets were higher for the three months ended September 30, 2023 relative to the same period in 2022 primarily due to higher leverage. Average earning assets were relatively unchanged for the nine months ended September 30, 2023 compared to 2022 as we focused on our objective to maintain appropriate levels of leverage following declines in stockholders' equity. Average earning asset yields increased for the three and nine months ended September 30, 2023 compared to 2022 primarily due to our rotation into higher yielding Agency RMBS.
We earned total interest income of $75.1 million and $215.8 million for the three and nine months ended September 30, 2023, respectively (September 30, 2022: $49.7 million and $136.5 million). Our interest income includes coupon interest and net (premium amortization) discount accretion on mortgage-backed and other securities as well as interest income on our commercial loan as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Interest Income
Mortgage-backed and other securities - coupon interest	72,200	49,224	211,435	140,673
Mortgage-backed and other securities - net (premium amortization) discount accretion	2,932	(166)	4,412	(5,984)
Mortgage-backed and other securities - interest income	75,132	49,058	215,847	134,689
Commercial loan	—	670	—	1,768
Total interest income	75,132	49,728	215,847	136,457
Mortgage-backed and other securities interest income increased $26.1 million and $81.2 million for the three and nine months ended September 30, 2023, respectively, compared to 2022 primarily due to a 112 and 202 basis point increase in average earning asset yields, respectively. Our commercial loan investment was fully repaid in October 2022.
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

The following table presents net (premium amortization) discount accretion recognized on our mortgage-backed and other securities portfolio for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Agency RMBS	2,465	(355)	3,616	(6,861)
Non-Agency CMBS	301	328	888	1,340
Non-Agency RMBS	(126)	(139)	(384)	(422)
U.S. Treasury Securities	292	—	292	(41)
Net (premium amortization) discount accretion	2,932	(166)	4,412	(5,984)

Net discount accretion was $2.9 million for the three months ended September 30, 2023 compared to net premium amortization of $166,000 for the same period in 2022. Net discount accretion was $4.4 million for the nine months ended September 30, 2023 compared to net premium amortization of $6.0 million for the same period in 2022. The change in net (premium amortization) discount accretion for the three and nine months ended September 30, 2023 compared to 2022 was primarily the result of repositioning our Agency RMBS portfolio into securities with lower book prices.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents information related to our borrowings and cost of funds for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Total average borrowings (1)	4,902,400	3,907,724	4,811,136	4,720,478
Maximum borrowings during the period (2)	4,987,006	4,165,996	4,987,006	6,636,913
Cost of funds (3)	5.36%	1.84%	4.83%	0.55%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense including amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.
Total average borrowings increased $994.7 million and $90.7 million for the three and nine months ended September 30, 2023 compared to the same period in 2022, respectively, primarily due to higher leverage. Our average cost of funds increased 352 and 428 basis points for the three and nine months ended September 30, 2023, respectively, compared to 2022 as the FOMC has raised the Federal Funds target rate from a range of 0.0% to 0.25% as of January 1, 2022 to a range of 5.25% to 5.50% as of September 30, 2023.
The table below presents the components of interest expense for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Interest Expense
Interest expense on repurchase agreement borrowings	67,511	22,863	183,954	34,212
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(1,810)	(4,855)	(9,505)	(14,853)
Repurchase agreements interest expense	65,701	18,008	174,449	19,359
Total interest expense	65,701	18,008	174,449	19,359
Our repurchase agreements interest expense, which equals our total interest expense, increased $47.7 million and $155.1 million for the three and nine months ended September 30, 2023, respectively, compared to 2022 primarily due to a higher cost of funds.

Our repurchase agreements interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $1.8 million and $9.5 million during the three and nine months ended September 30, 2023 respectively, and $4.9 million and $14.9 million during the three and nine months ended September 30, 2022, respectively. Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps are reclassified to interest expense on repurchase agreements on the condensed consolidated statements of operations as interest is accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We expect that the remaining $900,000 of net deferred gains on de-designated interest rate swaps will be reclassified from accumulated other comprehensive income and recorded as a decrease to interest expense in the fourth quarter of 2023.
Net Interest Income
The table below presents the components of net interest income for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Interest Income
Mortgage-backed and other securities	75,132	49,058	215,847	134,689
Commercial loan	—	670	—	1,768
Total interest income	75,132	49,728	215,847	136,457
Interest Expense
Interest expense on repurchase agreement borrowings	67,511	22,863	183,954	34,212
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(1,810)	(4,855)	(9,505)	(14,853)
Repurchase agreements interest expense	65,701	18,008	174,449	19,359
Total interest expense	65,701	18,008	174,449	19,359
Net interest income	9,431	31,720	41,398	117,098
Net interest rate margin	0.11%	2.51%	0.56%	2.82%
Our net interest income, which equals interest income less interest expense, totaled $9.4 million and $41.4 million for the three and nine months ended September 30, 2023, respectively (September 30, 2022: $31.7 million and $117.1 million). Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds for the period, was 0.11% and 0.56% for the three and nine months ended September 30, 2023, respectively (September 30, 2022: 2.51% and 2.82%). The decrease in net interest income for the three and nine months ended September 30, 2023 compared to 2022 was primarily due to a higher cost of funds related to increases in the Federal Funds target rate, which was partially offset by higher interest income. The decrease in net interest rate margin for the three and nine months ended September 30, 2023 compared to 2022 was primarily due to a higher cost of funds, which was partially offset by our rotation into higher yielding Agency RMBS. Our short-term borrowings are generally more sensitive to changes in interest rates than our investment portfolio, which is largely comprised of 30 year fixed-rate Agency RMBS.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Net realized gains (losses) on sale of MBS	(33,157)	(120,418)	(57,406)	(974,444)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(191,752)	(140,590)	(215,226)	(81,593)
Net unrealized gains (losses) on commercial loan	—	171	—	134
Net realized gains (losses) on U.S. Treasury securities	12	—	12	(34,198)
Total gain (loss) on investments, net	(224,897)	(260,837)	(272,620)	(1,090,101)
During the three and nine months ended September 30, 2023, we sold MBS and realized net losses of $33.2 million and $57.4 million, respectively (September 30, 2022: net losses of $120.4 million and $974.4 million, respectively). Net realized losses during the three and nine months ended September 30, 2023 and 2022 primarily reflect the repositioning of Agency RMBS coupon allocations and sales of lower yielding Agency RMBS to purchase higher yielding Agency RMBS in an effort to improve the earnings power of the portfolio.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Before September 1, 2016, we had also elected the fair value option for our non-Agency RMBS interest-only securities. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations and are reported as a component of gain (loss) on investments, net. As of September 30, 2023, $5.4 billion (December 31, 2022: $4.7 billion) or 99% (December 31, 2022: 99%) of our MBS are accounted for under the fair value option.
We recorded net unrealized losses on our MBS portfolio accounted for under the fair value option of $191.8 million and $215.2 million in the three and nine months ended September 30, 2023, respectively, compared to net unrealized losses of $140.6 million and $81.6 million in the three and nine months ended September 30, 2022, respectively. Net unrealized losses in the three and nine months ended September 30, 2023 were primarily due to lower valuations on our Agency RMBS given higher interest rates and wider interest rate spreads on our holdings. Net unrealized losses in the three and nine months ended September 30, 2022 primarily reflect wider interest rate spreads on our Agency assets.
We recorded unrealized gains of $171,000 and $134,000 on our commercial loan investment in the three and nine months ended September 30, 2022, respectively. We valued our commercial loan based upon a valuation from an independent pricing service.
We recorded net realized losses of $34.2 million on U.S. Treasury securities during the nine months ended September 30, 2022, due to rising interest rates.
(Increase) Decrease in Provision for Credit Losses
As of September 30, 2023, $31.5 million of our MBS are classified as available-for-sale and subject to evaluation for credit losses (December 31, 2022: $42.5 million). During the three and nine months ended September 30, 2023, we recorded a $43,000 and a $212,000 provision for credit losses, respectively, on a single non-Agency CMBS based on a comparison of the security's amortized cost basis to discounted expected cash flows. We did not record any provisions for credit losses during the three and nine months ended September 30, 2022.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three and nine months ended September 30, 2023 we recorded equity in earnings of unconsolidated ventures of $2,000 and $4,000, respectively. (September 30, 2022: equity in losses of $6,000 and $287,000, respectively). Earnings and losses of unconsolidated ventures were driven primarily by the underlying portfolio investments.

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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods.

$ in thousands	Three months ended September 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	84,565	72,126	(5,002)	151,689
Total	84,565	72,126	(5,002)	151,689

$ in thousands	Three months ended September 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	71,862	30,145	36,930	138,937
Currency Forward Contracts	187	—	14	201
TBAs	(9,172)	—	3,583	(5,589)
Total	62,877	30,145	40,527	133,549

$ in thousands	Nine months ended September 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	21,509	190,027	(7,658)	203,878
Currency Forward Contracts	(18)	—	—	(18)
TBAs	(1,880)	—	1,438	(442)
Total	19,611	190,027	(6,220)	203,418

$ in thousands	Nine months ended September 30, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	625,084	44,995	22,565	692,644
Currency Forward Contracts	866	—	(204)	662
TBAs	(138,412)	—	(743)	(139,155)
Total	487,538	44,995	21,618	554,151

During the nine months ended September 30, 2023, we entered into interest rate swaps with a notional amount of $2.7 billion and terminated existing interest rate swaps with a notional amount of $4.0 billion. Forward starting swaps are excluded from the additions and terminations above until they begin to bear interest. We did not have any forward starting swaps as of September 30, 2023. We recorded net gains of $151.7 million and $203.9 million on interest rate swaps for the three and nine months ended September 30, 2023, respectively, (September 30, 2022: $138.9 million and $692.6 million, respectively) primarily due to changes in forward interest rate expectations.
As of September 30, 2023, we had $5.0 billion of repurchase agreement borrowings with a weighted average remaining maturity of 24 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.

As of September 30, 2023 and December 31, 2022, we held the following interest rate swaps whereby we pay fixed rate interest and receive floating rate interest based upon SOFR.

$ in thousands	As of September 30, 2023				As of December 31, 2022
Derivative instrument	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	5,900,000	0.79%	5.31%	7.7	5,800,000	0.45%	4.30%	6.3
(1)As of December 31, 2022, we held $975.0 million notional amount of SOFR-based pay fixed and receive floating interest rate swaps with forward start dates that had a weighted average maturity of 16.5 years and a weighted average fixed pay rate of 0.89% that are excluded from the table above.
As of September 30, 2023 and December 31, 2022, we held the following interest rate swaps whereby we pay floating rate interest based upon SOFR and receive fixed rate interest.

$ in thousands	As of September 30, 2023				As of December 31, 2022
Derivative instrument	Notional Amount	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity	Notional Amount	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	950,000	5.31%	5.30%	0.7	2,350,000	4.30%	2.78%	9.3
(1)As of December 31, 2022, we held $275.0 million notional amount of SOFR-based pay floating and receive fixed interest rate swaps with forward start dates that had a weighted average maturity of 16.0 years and a weighted average fixed receive rate of 2.63% that are excluded from that table above.
We historically used currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates. As of September 30, 2023 and December 31, 2022, we did not have any currency forward contracts outstanding. During the three and nine months ended September 30, 2022, we settled currency forward contracts of €5.8 million and €29.9 million, respectively, or $6.2 million and $34.0 million, respectively, in notional amount related to our investment in an unconsolidated venture and realized net gains of $187,000 and $866,000, respectively.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. As of September 30, 2023 and December 31, 2022, we had no investments or immaterial investments in TBAs. We recorded $442,000 of net realized and unrealized losses on TBAs during the nine months ended September 30, 2023. We recorded $5.6 million and $139.2 million of net realized and unrealized losses on TBAs during the three and nine months ended September 30, 2022, respectively. Net realized and unrealized losses on TBAs for the three and nine months ended September 30, 2022 primarily reflect rising interest rates, in addition to wider interest rate spreads on Agency RMBS.
Other Investment Income (Loss), net
Our other investment income (loss), net during the three and nine months ended September 30, 2023 and 2022 consisted of foreign currency transaction gains and losses. Other investment income (loss) for the nine months ended September 30, 2023 also includes the reclassification of our foreign currency translation adjustment that was previously recorded in accumulated other comprehensive income related to an unconsolidated venture that was liquidated during the first quarter of 2023.
Expenses
We incurred management fees of $3.1 million and $9.2 million for the three and nine months ended September 30, 2023, respectively (September 30, 2022: $3.8 million and $13.7 million, respectively). Management fees decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to a lower stockholders' equity management fee base. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $1.7 million and $5.7 million for the three and nine months ended September 30, 2023, respectively (September 30, 2022: $2.0 million and $6.6 million, respectively). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.

Gain on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and nine months ended September 30, 2023, we repurchased and retired 34,432 and 72,220 shares of Series B Preferred Stock, respectively. During the three and nine months ended September 30, 2023, we repurchased and retired 92,563 and 135,259 shares of Series C Preferred Stock, respectively. During the three and nine months ended September 30, 2022, we repurchased and retired 1,618,546 and 1,662,366 shares of Series B Preferred Stock, respectively. During the three and nine months ended September 30, 2022 we repurchased and retired 3,063,389 and 3,683,530 shares of Series C Preferred Stock, respectively. Gains on repurchases and retirements of preferred stock represent the difference between the consideration transferred and the carrying value of the preferred stock.
Net Income (Loss) attributable to Common Stockholders
For the three months ended September 30, 2023, our net loss attributable to common stockholders was $74.0 million (September 30, 2022: $94.6 million) or $1.62 basic and diluted net loss per average share available to common stockholders (September 30, 2022: $2.78). The change in net loss attributable to common stockholders was primarily due to (i) net losses on investments of $224.9 million in the 2023 period compared to $260.8 million in the 2022 period; (ii) net gains on derivative instruments of $151.7 million in the 2023 period compared to $133.5 million in the 2022 period; and (iii) a $22.3 million decrease in net interest income.
For the nine months ended September 30, 2023, our net loss attributable to common stockholders was $59.8 million (September 30, 2022: $447.6 million) or $1.40 basic and diluted net loss per average share available to common stockholders (September 30, 2022: $13.42). The change in net income (loss) attributable to common stockholders was primarily due to (i) net losses on investments of $272.6 million in the 2023 period compared to $1.1 billion in the 2022 period; (ii) net gains on derivative instruments of $203.4 million in the 2023 period compared to $554.2 million in the 2022 period; and (iii) a $75.7 million decrease in net interest income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	(74,024)	(94,602)	(59,821)	(447,562)
Adjustments:
(Gain) loss on investments, net	224,897	260,837	272,620	1,090,101
Realized (gain) loss on derivative instruments, net (1)	(84,565)	(62,877)	(19,611)	(487,538)
Unrealized (gain) loss on derivative instruments, net (1)	5,002	(40,527)	6,220	(21,618)
TBA dollar roll income (2)	—	2,159	697	27,415
Gain on repurchase and retirement of preferred stock	(347)	(12,688)	(711)	(14,179)
Foreign currency (gains) losses, net (3)	—	—	66	(44)
Amortization of net deferred (gain) loss on de-designated interest rate swaps (4)	(1,810)	(4,855)	(9,505)	(14,853)
Subtotal	143,177	142,049	249,776	579,284
Earnings available for distribution	69,153	47,447	189,955	131,722
Basic income (loss) per common share	(1.62)	(2.78)	(1.40)	(13.42)
Earnings available for distribution per common share (5)	1.51	1.39	4.46	3.95
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Realized gain (loss) on derivative instruments, net	84,565	62,877	19,611	487,538
Unrealized gain (loss) on derivative instruments, net	(5,002)	40,527	(6,220)	21,618
Contractual net interest income (expense) on interest rate swaps	72,126	30,145	190,027	44,995
Gain (loss) on derivative instruments, net	151,689	133,549	203,418	554,151
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
(4)U.S. GAAP repurchase agreements interest expense on the condensed consolidated statements of operations includes the following components.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Interest expense on repurchase agreement borrowings	67,511	22,863	183,954	34,212
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(1,810)	(4,855)	(9,505)	(14,853)
Repurchase agreements interest expense	65,701	18,008	174,449	19,359
(5)Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding.

The table below shows the components of earnings available for distribution for the following periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Effective net interest income (1)	79,747	57,010	221,920	147,240
TBA dollar roll income	—	2,159	697	27,415
Equity in earnings (losses) of unconsolidated ventures	2	(6)	4	(287)
(Increase) decrease in provision for credit losses	(43)	—	(212)	—
Total expenses	(4,781)	(5,854)	(14,980)	(20,290)
Subtotal	74,925	53,309	207,429	154,078
Dividends to preferred stockholders	(5,772)	(5,862)	(17,474)	(22,356)
Earnings available for distribution	69,153	47,447	189,955	131,722
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution increased during the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to an increase in effective net interest income, which was partially offset by a reduction in our TBA notional amount and related TBA dollar roll activity.
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

	Three Months Ended September 30,
	2023		2022
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	65,701	5.36%	18,008	1.84%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	1,810	0.15%	4,855	0.50%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(72,126)	(5.88)%	(30,145)	(3.09)%
Effective interest expense	(4,615)	(0.37)%	(7,282)	(0.75)%

	Nine Months Ended September 30,
	2023		2022
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	174,449	4.83%	19,359	0.55%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	9,505	0.26%	14,853	0.42%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(190,027)	(5.27)%	(44,995)	(1.27)%
Effective interest expense	(6,073)	(0.18)%	(10,783)	(0.30)%

Our effective interest expense and effective cost of funds increased modestly in the three and nine months ended September 30, 2023 compared to the same periods in 2022 as significant increases in U.S. GAAP interest expense, which were driven by increases in the Federal Funds target rate, were largely offset by increases in contractual net interest income on interest rate swaps.

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended September 30,
	2023		2022
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	9,431	0.11%	31,720	2.51%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(1,810)	(0.15)%	(4,855)	(0.50)%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	72,126	5.88%	30,145	3.09%
Effective net interest income	79,747	5.84%	57,010	5.10%

	Nine Months Ended September 30,
	2023		2022
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	41,398	0.56%	117,098	2.82%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(9,505)	(0.26)%	(14,853)	(0.42)%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	190,027	5.27%	44,995	1.27%
Effective net interest income	221,920	5.57%	147,240	3.67%

Our effective net interest income and effective interest rate margin increased in the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to higher interest income resulting from our rotation into higher yielding Agency RMBS. Effective interest expense and effective cost of funds had a less significant impact on effective net interest income and effective interest rate margin as higher U.S. GAAP interest expense was largely offset by an increase in contractual net interest income on interest rate swaps.

Economic Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of September 30, 2023 and December 31, 2022. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of September 30, 2023, approximately 96% of our equity is allocated to Agency RMBS.
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
As of September 30, 2023

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	5,409,976	33,952	5,443,928
Cash and cash equivalents (2)	173,921	—	173,921
Restricted cash (3)	185,824	—	185,824
Other assets	25,500	2,170	27,670
Total assets	5,795,221	36,122	5,831,343

Repurchase agreements	4,987,006	—	4,987,006
Derivative liabilities, at fair value (3)	7,637	—	7,637
Other liabilities	49,848	1,827	51,675
Total liabilities	5,044,491	1,827	5,046,318

Total stockholders' equity (allocated)	750,730	34,295	785,025
Debt-to-equity ratio (4)	6.6	—	6.4
Economic debt-to-equity ratio (5)	6.6	—	6.4
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
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis to total stockholders' equity. We did not have any TBAs outstanding as of September 30, 2023.

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
We held cash, cash equivalents and restricted cash of $359.7 million as of September 30, 2023 (September 30, 2022: $264.4 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of $206.1 million for the nine months ended September 30, 2023 (September 30, 2022: $126.8 million).
Our investing activities used net cash of $899.8 million in the nine months ended September 30, 2023 compared to net cash provided by investing activities of $2.8 billion in the nine months ended September 30, 2022. We used cash of $4.5 billion to purchase MBS and $48.7 million to purchase U.S. Treasury securities during the nine months ended September 30, 2023 (September 30, 2022: $20.7 billion to purchase MBS and $502.3 million to purchase U.S. Treasury securities). Our primary source of cash from investing activities for the nine months ended September 30, 2023 was proceeds from sales of MBS of $3.3 billion and proceeds from sales of U.S. Treasury securities of $49.0 million (September 30, 2022: $22.8 billion from the sales of MBS and $468.1 million from the sales of U.S. Treasury securities). We also generated $260.9 million from principal payments of MBS during the nine months ended September 30, 2023 (September 30, 2022: $330.6 million). We received cash of $19.6 million to settle derivative contracts in the nine months ended September 30, 2023 (September 30, 2022: $487.5 million).

Our financing activities provided net cash of $774.6 million for the nine months ended September 30, 2023 compared to net cash used by financing activities of $3.3 billion in the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we received cash for net proceeds on our repurchase agreements of $752.2 million (September 30, 2022: net cash used of $3.1 billion). We also used cash of $77.1 million for the nine months ended September 30, 2023 to pay dividends (September 30, 2022: $111.5 million). Proceeds from issuance of common stock provided $109.1 million for the nine months ended September 30, 2023 (September 30, 2022: $38.7 million).
As of September 30, 2023, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.6% for Agency RMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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
Forward-Looking Statements Regarding Liquidity
As of September 30, 2023, we held $5.2 billion of Agency securities that are financed by repurchase agreements. We also had approximately $218.3 million of unencumbered investments and unrestricted cash of $173.9 million as of September 30, 2023. As of September 30, 2023, our known contractual obligations primarily consisted of $5.0 billion of repurchase agreement borrowings with a weighted average remaining maturity of 24 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities. We are also committed to fund $2.9 million in additional capital to our unconsolidated joint venture to cover future expenses should they occur.
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
As of September 30, 2023, no counterparties held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $39.3 million, or 5% of our stockholders' equity. The following table summarizes our exposure to counterparties by geographic concentration as of September 30, 2023. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are generally denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	13	2,653,139	128,963
Europe (excluding United Kingdom)	3	724,294	31,705
Asia	4	971,652	48,085
United Kingdom	1	637,921	25,838
Total	21	4,987,006	234,591
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

Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended September 30, 2023, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2023.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of September 30, 2023, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, as of September 30, 2023 and December 31, 2022, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	As of September 30, 2023		As of December 31, 2022
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(0.07)%	(0.36)%	(2.97)%	(1.15)%
+0.50%	(0.12)%	(0.11)%	(1.54)%	(0.48)%
-0.50%	0.28%	(0.09)%	1.56%	0.22%
-1.00%	0.56%	(0.45)%	2.90%	0.13%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates as of September 30, 2023 and December 31, 2022. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile. When applicable, our scenario analysis assumes a floor of 0% for U.S. Treasury yields and, to be consistent, we also apply a floor of 0% for all related funding costs.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any such legal proceedings.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following tables sets forth information with respect to our repurchases of Series B Preferred Stock during the three months ended September 30, 2023.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 to July 31, 2023	15,469	22.13	15,469	1,284,377
August 1, 2023 to August 31, 2023	9,843	22.30	9,843	1,274,534
September 1, 2023 to September 30, 2023	9,120	21.93	9,120	1,265,414
	34,432	22.12	34,432

The following tables sets forth information with respect to our repurchases of Series C Preferred Stock during the three months ended September 30, 2023.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 to July 31, 2023	51,360	21.26	51,360	1,222,414
August 1, 2023 to August 31, 2023	30,071	21.38	30,071	1,192,343
September 1, 2023 to September 30, 2023	11,132	20.43	11,132	1,181,211
	92,563	21.20	92,563
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

INVESCO MORTGAGE CAPITAL INC.

November 6, 2023	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

November 6, 2023	By:	/s/ R. Lee Phegley, Jr.
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