Form 10-K
period 2023-12-31
Invesco Mortgage Capital Inc.
filed 2024-02-22
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 001-34385
Invesco Mortgage Capital Inc.
(Exact name of registrant as specified in its charter)

Maryland		26-2749336
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1331 Spring Street, N.W. Suite 2500		30309
Atlanta,	Georgia
(Address of principal executive offices)		(Zip Code)
(404) 892-0896
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	IVR	New York Stock Exchange
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock	IVR PrB	New York Stock Exchange
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock	IVR PrC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $510,063,009 based on the closing sales price on the New York Stock Exchange on June 30, 2023. As of February 20, 2024, there were 48,460,626 outstanding shares of common stock of Invesco Mortgage Capital Inc.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Invesco Mortgage Capital Inc.

Forward-Looking Statements
We make forward-looking statements in this Report on Form 10-K (“Report”) and other filings we make with the Securities and Exchange Commission (“SEC”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, our ability to continue performance trends, liquidity, results of operations, objectives, our views on domestic and global market conditions (including the Agency RMBS and residential and commercial real estate market) and the market for our target assets, financing sources, costs of funds, leverage and our intention and ability to pay dividends. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. We caution you not to rely unduly on any forward-looking statements and urge you to carefully consider the factors described under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
As of December 31, 2023, we were invested in:
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
•U.S. Treasury securities; and
•a real estate-related financing arrangement.
During the periods presented in this Report, we also invested in:
•to-be-announced securities forward contracts (“TBAs”) to purchase Agency RMBS; and
•a commercial mortgage loan.
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
Human Capital
As previously discussed, we do not have any employees. Instead, under our management agreement, our Manager is responsible for providing us with our management team. Our executive officers may also serve as officers of our Manager. For additional information, refer to Item 13 — “Certain Relationships and Related Transactions, and Director Independence”. Our Manager's long-term success depends on its ability to retain, develop, engage and attract top talent. Our Manager invests significantly in talent development, health and welfare programs, technology and other resources that support its employees in developing their full potential both personally and professionally.
Our Manager believes that diversity and inclusion are good for business. Our Manager is committed to further strengthening diversity at all levels and in all functions across its global business. Increasing representation of women and diverse employees remains a focus for our Manager, as does building a more inclusive work environment. All employees are required to take periodic unconscious bias training. Employees are also encouraged to participate in any of our Manager’s various employee resource groups where employees with diverse backgrounds, experiences and perspectives can connect. Our

Manager’s various employee resource groups are sponsored by its senior leaders and are designed by employees, for employees.
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
Investment Strategy
We have invested in a diversified pool of mortgage assets that generate attractive risk-adjusted returns. Our current investment portfolio includes Agency RMBS, non-Agency RMBS and non-Agency CMBS. Our investment portfolio has also historically included, and may in the future include Agency CMBS, credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises (“GSE CRT”), residential mortgage loans, commercial mortgage loans, TBAs and other real estate-related investments. We refer to all of these investment types collectively as our target assets. We have also purchased U.S. Treasury securities and, in addition to direct purchases of our target assets, invested in ventures managed by an affiliate of our Manager, which, in turn, invested in our target assets. We accept varying levels of interest rate risk by managing our hedge portfolio and accept certain levels of credit and spread risk to earn income.
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
Unconsolidated Ventures
During the periods presented in this Report, we have invested in unconsolidated ventures. In circumstances where we have a non-controlling interest but we are deemed to be able to exert significant influence over the affairs of the enterprise, we utilize the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses. As of December 31, 2023, our one remaining unconsolidated venture is in liquidation and plans to sell or settle its remaining investments as expeditiously as possible.
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
Elevated inflation, monetary policy tightening by the Federal Open Market Committee (“FOMC”) and concerns around the health of the regional banking system have impacted and may continue to impact credit spreads.

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
Liquidity Risk
We engage in a variety of liquidity management techniques to mitigate the risk of volatility in the marketplace, which may bring significant security price fluctuations, associated margin calls, changing cash needs, and variability in counterparty financing terms. We perform statistical analysis to measure and quantify our required liquidity needs under multiple scenarios and time horizons. Liquidity in the form of cash, unencumbered assets and future cash inflows is consistently monitored and evaluated versus internal targets. One such measure that we use to monitor our liquidity is unrestricted cash and unencumbered investments, which consists of cash and cash equivalents as reported in our consolidated balances sheets and investments that have not been pledged as collateral for repurchase agreement borrowings.
Foreign Exchange Rate Risk
We had an investment in an unconsolidated joint venture whose net assets and results of operations were exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We historically sought to hedge our foreign currency exposures by purchasing currency forward contracts.
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
Our Corporate Information
Our principal executive offices are located at 1331 Spring Street, N.W., Suite 2500, Atlanta, Georgia 30309. Our telephone number is (404) 892-0896. We file current and periodic reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and other information at www.sec.gov. We make available free of charge on our corporate website, www.invescomortgagecapital.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished under Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not intended to form a part of or be incorporated by reference into this Report.

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
Risk Factor Summary
Risks Related to Our Investments
•The U.S. Federal Reserve’s participation in the Agency RMBS market could have an adverse effect on our Agency RMBS investments.
•We may lose profits if our assets experience periods of illiquidity.
•Our investments may be concentrated and subject to risk of default.
•There could be adverse impacts to our results and dividends resulting from fluctuations in interest rates and increases in interest rates.
•Spread risk is inherent to our business as a levered investor in our target assets.
•Premium securities may be subject to more risk than par value securities.
•Prepayment rates may adversely affect the value of our investment portfolio.
•Market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.
•The Federal conservatorship of and changes in laws affecting Fannie Mae and Freddie Mac may adversely affect our business.
•Competition may limit our ability to acquire desirable investments.
•There is risk of losses associated with our investments.
•We are dependent on third-party service providers, whose actions we may not control.
•A decline in the market value of our MBS may adversely affect our results of operations and financial condition.
Risks Related to Financing and Hedging
•We use leverage in executing our business strategy, which may adversely affect the return on our assets, reduce cash available for distribution to our stockholders and/or increase losses when economic conditions are unfavorable.
•We depend on repurchase agreement financing to acquire our target assets, and our inability to access this funding on acceptable terms could have a material adverse effect on our results of operations, financial condition and business.
•The inherent uncertainty of repurchase transactions, including counterparty credit risk, may cause us to incur a loss on our repurchase transactions.
•The repurchase agreements and other financing arrangements that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.
•A failure to comply with covenants in our repurchase agreements and other financing arrangements would have a material adverse effect on us.
•Our use or future use of repurchase agreements to finance our target assets may give our lenders greater rights if either we or a lender files for bankruptcy.
•We enter into hedging transactions that could expose us to contingent liabilities in the future.
•Hedging may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.
•We may enter into derivative contracts that expose us to risks and contingent liabilities, and those contingent liabilities may not appear on our balance sheet.
•It may be uneconomical to “roll” Agency MBS TBA holdings, or we may be unable to meet margin calls on TBA contracts, which could negatively affect our financial condition and results of operations.
Risks Related to Our Business
•Our business may be adversely affected by unfavorable or changing economic, market, and political conditions.

•Maintaining 1940 Act exclusions for our subsidiaries imposes limits on our operations, and failure to maintain an exclusion could have a material negative impact on our operations.
•We are highly dependent on information systems and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the market price of our capital stock and our ability to pay dividends.
•Our Manager utilizes quantitative models to support investment decisions and investment processes, including those related to our portfolio management and risk analysis, which may contain errors.
•We may repurchase shares of our common stock and preferred stock from time to time, which may negatively impact our compliance with covenants in our financing agreements and regulatory requirements and our ability to invest in our target assets in the future.
Risks Related to Accounting
•There are risks associated with accounting estimates, judgments and assumptions in the preparation of our financial statements, and changes in the fair value of our derivatives may result in volatility in our U.S. GAAP earnings.
•Our reported U.S. GAAP financial results differ from our REIT taxable income, which impacts our dividend distribution requirements. Therefore, our U.S. GAAP results may not be an accurate indicator of future taxable income and dividend distributions.
Risks Related to Our Relationship with Our Manager
•We are dependent on our Manager and its key personnel for our success.
•There are conflicts of interest in our relationship with our Manager and Invesco, which could result in decisions that are not in the best interests of our stockholders.
Risks Related to Our Capital Stock
•We have not established a minimum dividend payment level, and we cannot assure our stockholders of our ability to pay dividends in the future.
•Future offerings of debt or equity securities that would rank senior to our common stock may adversely affect the market price of our common stock.
Risks Related to Our Organization and Structure
•Certain provisions of Maryland law and in our organizational documents could inhibit changes in control.
•We are the sole general partner of our Operating Partnership and could become liable for the debts and other obligations of our Operating Partnership.
Tax Risks
•Investment in our capital stock has various U.S. federal income tax risks, and there are risks involved with the requirements associated with our REIT qualification.
General Risk Factors
•Our business is subject to extensive regulation.
•We may be adversely affected by the current and future economic, regulatory and other actions of government bodies and their agencies.
•We may change any of our strategies, policies or procedures without stockholder consent.
•We may enter into transactions and take certain actions in connection with such transactions, and there are certain other factors, that could affect the price of our common stock.
Risks Related to Our Investments
The U.S. Federal Reserve’s or FDIC’s participation in the Agency RMBS market could have an adverse effect on our Agency RMBS investments.
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
At times, upon a financial institution’s distress or impending failure, the FDIC may take control of a significant portion of the Agency RMBS held by that institution. The FDIC’s actions with respect to those securities can also materially impact the available supply, price and returns on Agency RMBS.
We cannot predict or control the impact future actions by the U.S. Federal Reserve or the FDIC will have on our business. Accordingly, future actions by the U.S. Federal Reserve or FDIC could have a material and adverse effect on our business, financial condition and results of operations.
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
Fluctuations in interest rates could adversely affect the value of our investments and derivative financial instruments and cause our interest expense to increase, which could result in reduced earnings, decreased profitability and dividends, and diminished cash available for distribution to our stockholders.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. As part of its effort to curb inflation, the Federal Reserve Open Markets Committee (FOMC) increased the target range for the federal funds rate 425 basis points in 2022, and a further 100 basis points in 2023, resulting in its highest level in 23 years.
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
We may invest in RMBS, CMBS, mortgage loans and other financing arrangements that are subject to risks related to interest rate fluctuations. Fluctuations in short- or long-term interest rates could have adverse effects on our operations and financial condition, which may negatively affect cash available for distribution to our stockholders. Fluctuations in interest rates could impact us as follows:
•If short-term interest rates increase significantly the amount of interest owed on the repurchase agreements we enter into to finance the purchase of our investments would increase, which may reduce our net income.
•If long-term rates increase significantly, the market value of our fixed-rate investments would decline, and the duration and weighted average life of the investments may increase. We could realize a loss if the securities were sold.
•If short-term or long-term interest rates fall, we may recognize losses on our derivative financial instruments that are not offset by gains on our investments, which may adversely affect our liquidity and financial position.

•If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our investments. Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. If short-term interest rates rise to the extent that they exceed longer-term interest rates (a yield curve inversion), our borrowing costs may exceed our interest income and we could incur operating losses.
In a period of rising interest rates, our operating results will depend in large part on the difference between the income from our investments and borrowing costs. We anticipate that, in most cases, the income from such assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our assets and may negatively affect cash available for distribution to our stockholders.
While we attempt to manage risk from changes in market interest rates, our hedging activities may not fully mitigate our interest rate risk, and a rapid increase or decrease in interest rates may have material and adverse effects on our business, results of operations and financial performance. There can be no guarantee that our interest rate risk management will fully mitigate the yield curve flattening and inversion risks described above.
In addition, market values of our investments may decline without any general increase in interest rates for a number of reasons, such as widening of credit spreads, increases or expected increases in defaults, or changes or expected changes in voluntary prepayments for those investments that are subject to prepayment risk, which may negatively affect cash available for distribution to our stockholders.
An increase in interest rates may cause a decrease in the availability of certain of our target assets which could adversely affect our ability to acquire target assets that satisfy our investment objectives and to generate income and pay dividends.
Rising and elevated interest rates, such as we have experienced in 2022 and 2023, generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected.
Spread risk is inherent to investing in MBS and other mortgage-related assets.
When the spread between the market yield on our mortgage assets and benchmark interest rates widens, our tangible net book value will typically decline. We refer to this as "spread risk". Although we use hedging instruments to attempt to protect against moves in interest rates, our hedges will typically not protect us against spread risk. Spreads may widen due to numerous factors, including changes in mortgage and fixed income markets due to actual or expected monetary policy actions by U.S. and foreign central banks, market liquidity or changes in investor return requirements and sentiment. Wider spreads can also occur independent of moves in interest rates. For example, actions by the Federal Reserve in 2022 and 2023 to taper its purchases of Agency RMBS and to reduce its balance sheet resulted in a widening of credit spreads and lower Agency RMBS valuations, impacting our tangible net book value.
Our use of leverage creates the likelihood of greater book value and common stock dividend distribution volatility.
Our use of leverage creates special risks for investors, including the likelihood of greater volatility of book value and the market price of, and dividend distributions on, our common stock. Leverage will typically magnify downside outcomes, including when the spread between the market yield on our mortgage assets and benchmark interest rates widen. We will pay any costs and expenses relating to our leverage.
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
Although the U.S. Government has undertaken several measures to support the positive net worth of the GSEs since the 2008 financial crisis, there is no guarantee of continuing capital support, if such support were to become necessary. Despite the steps taken by the U.S. Government, GSEs could default on their guarantee obligations which would materially and adversely affect the value of our Agency MBS. Accordingly, if these government actions are inadequate in the future and the GSEs were to suffer losses, be significantly reformed, or cease to exist, our business, operations and financial condition could be materially and adversely affected.
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
We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. We compete with a variety of institutional investors, including other REITs, and some of our competitors are larger and may have greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future, and we may not be able to take advantage of attractive investment opportunities from time to time.

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
A number of factors over which we have no control may impair a borrower’s ability to repay a mortgage loan secured by a residential property, including the income and assets of the borrower. As of December 31, 2023, we do not hold any mortgage loans secured by residential property.
Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property, which can be affected by a number of factors over which we have no control, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. As of December 31, 2023, we do not hold any commercial mortgage loans.
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
All of our mortgage-backed securities are reported at fair value. Their value may fluctuate due to a number of factors including, among others, market volatility, geopolitical events and changes in credit spreads, spot and forward interest rates, and actual and anticipated prepayments. They may also fluctuate in value due to increased or reduced demand. The level of demand may be impacted by, among other things, interest rates, capital flows, economic conditions, and government policies and actions, such as purchases and sales by the Federal Reserve. Changes in the market values of these assets impact our stockholders’ equity and declines in market value adversely affect our book value per common share. For a discussion of how we determine our provision for credit losses, see Note 2 - “Summary of Significant Accounting Policies” of our consolidated financial statements in Part IV of this Report.
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
We have at times experienced significant declines in the fair value of our investments as a result of market volatility. If we experience a decline in the fair value of our investments as a result of future uncertain market conditions, it could materially and adversely affect our business, results of operations, financial condition, stock price, liquidity and ability to make distributions to our stockholders.

Risks Related to Financing and Hedging
We use leverage in executing our business strategy, which may adversely affect the return on our assets, reduce cash available for distribution to our stockholders and/or increase losses when economic conditions are unfavorable.
Our business strategy is dependent upon our ability to use leverage to finance our assets through borrowings from repurchase agreements and other secured and unsecured forms of borrowing. The amount of leverage we may deploy for particular assets will depend upon market conditions and our Manager’s assessment of the credit and other risks of those assets and is limited by our debt covenants.
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
To the extent that market conditions prevent us from leveraging our assets in line with our business strategy or cause the cost of our financing to increase relative to the income that can be derived from the assets acquired, the return on our assets and cash available for distribution to our stockholders may be reduced. Our financing costs will reduce cash available for distributions to stockholders. We may not be able to meet our financing obligations, and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations.
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
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2023, no counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $39.1 million, or 5% of our stockholders’ equity. We may incur a loss on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and refrain from entering into any other repurchase transactions with us. Some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
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
As of December 31, 2023, we have no outstanding credit default swaps. We may over time enter into these types of investments as the market for them evolves and during times when we attempt to hedge some of the risks of our investments, to enhance returns, to serve as a substitute for an underlying asset, to reduce transaction costs or preserve capital. Our efforts to manage the risk associated with these investments, including counterparty risks, may prove to be insufficient in enabling us to generate the returns anticipated.
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
Risks Related to Our Business
Our business may be adversely affected by unfavorable or changing economic, market, and political conditions.
Elevated inflation, interest rate volatility, a recessionary period, adverse trends in employment levels, pandemics or endemics, geopolitical instability or conflicts, trade or supply chain disruptions, economic or other sanctions, uncertainty regarding the breach of the U.S. debt ceiling or a sustained capital market correction could have an adverse effect on our business, including on the value of our investments and collateral securing our financing, which can impact our liquidity. Any deterioration of the real estate market as a result of these conditions may cause us to experience losses related to our assets and to sell assets at a loss.
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

We are highly dependent on information technology, and any and failures of or damage to, attack on or unauthorized access to our Manager’s information technology systems or facilities, or those of third parties with which we do business or that facilitate our business activities, including as a result of cyber-attacks, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.
We are highly dependent on the use of various third-party information and security technology and other technology systems to operate our business, including those of our Manager and other service providers. We are also dependent on the effectiveness of our Manager’s information and cyber security infrastructure, policies, procedures and capabilities to protect our technology and digital systems and the data that reside on or are transmitted through them.
In recent years, several financial services firms suffered cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of confidential data, litigation and regulatory enforcement actions and reputational harm. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level. Our Manager’s status as a global financial institution and the nature of its client base may enhance the risk that it is targeted by such cyber threats, which could impact us. Although our Manager takes protective measures, including measures to effectively secure information through system security technology, has many controls, processes, digital backup and recovery processes in place, and seeks to continually monitor and develop its systems to protect its and our technology infrastructure and data from misappropriation or corruption, our Manager’s technology systems may still be vulnerable to unauthorized access as a result of an external attack, actions by its employees or vendors with access to its systems, computer malware or other events that have a security impact and that result in the disclosure or release of confidential information inadvertently or through malfeasance, or result in the loss (temporarily or permanently) of data, applications or systems. The third parties with which we or our Manager do business or which facilitate our business activities, including financial intermediaries and technology infrastructure, data storage and service providers, are also susceptible to the foregoing risks (including those related to the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business. We do not control the cyber security plans and systems put in place by our Manager and third-party service providers, and such service providers may have limited indemnification obligations to us or our Manager.
A breach of our Manager's technology systems could damage our reputation and cause delays or other problems in our securities trading activities and financial, accounting and other data processing activities; breach and termination of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach, including damage to systems and recovery of lost data; additional security costs to mitigate against future incidents; regulatory actions (including fines and penalties, which could be material) and litigation costs resulting from the incident. These consequences could have a material adverse effect on our operating results and negatively affect the market price of our capital stock and our ability to pay dividends to our stockholders. In addition, any insurance we maintain against the risk of this type of loss may not be sufficient to cover all actual losses or may not apply to circumstances relating to any particular breach or other cyber incident.
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
As of December 31, 2023, 1,816,398 shares of common stock were available under our Board-authorized share repurchase program. In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2023, we repurchased and retired 151,637 shares of our Series B Preferred Stock and 271,031 shares of our Series C Preferred Stock. As of December 31, 2023, we had authority to purchase 1,185,997 additional shares of our Series B Preferred Stock and 1,045,439 additional shares of our Series C Preferred Stock under the current share repurchase program.
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
Our Manager has a conflict of interest in recommending our participation in any equity investment it manages because the fees payable to it may be greater than the fees payable by us under the management agreement. With respect to equity investments, we have made in partnerships managed by an affiliate of our Manager, our Manager has agreed to waive base management fees at the equity investment level to avoid duplication of fees. To address any potential conflict of interest, we require the terms of any equity investment managed by our Manager to be approved by our audit committee consisting of our independent directors. However, there can be no assurance that all conflicts of interest will be eliminated.
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
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Under the MGCL, certain “business combinations” between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the outstanding voting stock of the corporation or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate thereof are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. Thereafter, the MGCL imposes two super-majority stockholder voting requirements on these business combinations. Under the statute, our board of directors has, by resolution, exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).
The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding control shares) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, officers of the corporation and employees of the corporation who are also directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Additionally, Title 3, Subtitle 8 of the MGCL (“Subtitle 8”) permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) we do not yet have. Our charter contains a provision whereby we have elected to be subject to the provision of Subtitle 8 relating to the filling of vacancies on our board of directors. Through provisions in our charter and bylaws unrelated to Subtitle 8, we vest in our board of directors the exclusive power to fix the number of directorships, require the affirmative vote of stockholders entitled to cast not less than two-thirds of the votes entitled to be cast generally in the election of directors to remove any director from our board of directors, which removal will be allowed only for cause, and require the written request of stockholders entitled to cast at least a majority of all the votes entitled to be cast on any matter in order to call a special meeting to act on such matter.
These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then-current market price.
Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
For us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any calendar year. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then-prevailing market price or which holders might believe to be otherwise in their best interests.
Our authorized but unissued shares of capital stock may prevent a change in our control.
Our charter authorizes us to issue additional authorized but unissued shares of common stock or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of common stock or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders.
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
Our rights and the rights of our stockholders to take action against our directors and officers are limited.
Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:
• actual receipt of an improper benefit or profit in money, property or services; or
• a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
In addition, our bylaws require us, to the maximum extent permitted by Maryland law in effect from time to time, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (a) any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or (b) any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner or trustee of another corporation, real estate investment trust, partnership, joint venture, trust, employee benefit plan, limited liability company or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law.
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
Tax Risks
Risks Related to our REIT Status and Certain Other Tax Items
If we do not qualify to be taxed as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We have operated and expect to continue to operate so as to qualify to be taxed as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws would result in, among other things, means being unable to deduct dividends paid to stockholders in computing taxable income and being subject to federal and applicable state and local income tax on our taxable income at regular corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•we generally would not be eligible to re-elect to be taxed as a REIT for the subsequent four full taxable years.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our stock. The 2017 tax reform legislation commonly referred to as the Tax Cuts and Jobs Act has resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act made technical corrections to, or modified on a temporary basis, certain of the provisions of the Tax Cuts and Jobs Act.
Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate assets and/or mortgage loans to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.
There can be no assurance that future tax law changes will not increase income tax rates, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance or a stockholder’s investment in us. You are urged to consult with your tax advisor with respect to the impact of these legislative changes on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To qualify as a REIT, we generally must distribute annually to our stockholders dividends equal to a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income, including undistributed net capital gain, each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan generally will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.
Compliance with REIT requirements may cause us to forgo otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.
To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.
Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, government securities and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer (other than securities that qualify for the straight-debt safe harbor) unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries, and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Our charter does not permit any person or group to own more than 9.8% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year other than the first taxable year in which we are taxed as a REIT. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.8%, by value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or of our capital stock of all classes or series, which we refer to as the “Ownership Limits.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock or capital stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to be treated as owning in excess of 9.8% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease these Ownership Limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limits without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.
The Ownership Limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). Any exemptions to the Ownership Limits granted in the future may limit our board of directors’ power to increase the Ownership Limits or grant further exemptions.
Non-U.S. stockholders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our stock.
In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder, other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined in Section 897 of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. FIRPTA gains must be reported on U.S. federal income tax returns and are subject to tax at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our stock would be subject to tax under FIRPTA, unless (1) our shares of stock were regularly traded on an established securities market and (2) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our stock. We expect our shares to be regularly traded on an established securities market. Furthermore, even if we are domestically controlled, distributions by us that are attributable to gains from dispositions of USRPIs will be subject to tax under FIRPTA and special withholding rules unless the conditions in clauses (1) and (2) of the immediately preceding sentence are satisfied, subject to certain exceptions. Proposed Treasury Regulations issued on December 29, 2022 (the “Proposed Regulations”) would modify the existing Treasury Regulations relating to the determination of whether we are a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies or domestic “C” corporations owned 25% or more directly or indirectly by foreign persons (“foreign owned domestic corporations”) and by treating “qualified foreign pension funds” as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective after they are finalized, the preamble to the regulations state that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our stock, rather than applying only to the portion of the testing period beginning after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign owned domestic corporations is inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment. Please consult your tax advisor.
Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.
Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements. Even if we maintain our status as a REIT, entities through which we hold investments in assets located outside the United States may be subject to income taxation by jurisdictions in which such assets are located or in which our subsidiaries that hold interests in such assets are located. Any such taxes could adversely affect our business, results of operations, cash flows or financial condition, and our cash available for distribution to our stockholders will be reduced by any such foreign income taxes.
We may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties or assets that are “dealer” properties or assets sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. If we were to fail either gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the gross income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, we could elect to cause our stockholders to be treated as if they earned that income and paid the tax we paid. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our domestic taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.
Under Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income, and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
We may choose to pay dividends in a combination of cash and shares of our common stock, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.
We may choose to pay dividends in a combination of cash and shares of our common stock. Under IRS Revenue Procedures 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in our common stock. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends they receive. In the case of non-U.S. stockholders, we generally will be required to withhold tax with respect to the entire dividend, which withholding tax may exceed the amount of cash such non-U.S. stockholder would otherwise receive.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20% (excluding the 3.8% Medicare tax). Dividends payable by REITs, however, are not eligible for the reduced rate except to the extent designated as capital gain dividends or qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock. However, for taxable years through the taxable year ending December 31, 2025, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of “qualified REIT dividends” (dividends not designated as capital gain dividends or qualified dividend income), subject to certain limitations. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and gross income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
Our taxable REIT subsidiaries are subject to special rules that may result in increased taxes.
We may conduct certain activities or invest in assets through one or more taxable REIT subsidiaries. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. Other than some activities relating to hotel and health care properties, a taxable REIT subsidiary may generally engage in any business, including the provision of services to tenants of its parent REIT. A taxable REIT subsidiary is subject to U.S. federal income tax as a regular C corporation, including any applicable corporate alternative minimum tax.
No more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries. This requirement limits the extent to which we can conduct our activities through taxable REIT subsidiaries. The values of some of our assets, including assets that we hold through taxable REIT subsidiaries, may not be subject to precise determination, and values are subject to change in the future. Furthermore, if a REIT lends money to a taxable REIT subsidiary, the taxable REIT subsidiary may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the taxable REIT subsidiary. In addition, as a REIT, we must pay a 100% penalty tax on certain payments that we receive if the economic arrangements between us and any of our taxable REIT subsidiaries are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any taxable REIT subsidiary on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.
If the Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of the Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the 75% and 95% REIT gross income tests if: (1) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (2) such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried forward against future taxable income in the taxable REIT subsidiary.
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
Securitizations could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. Because we hold substantially all of our assets through the Operating Partnership, the foregoing rules would not apply if the Operating Partnership was treated as a partnership for U.S. federal income tax purposes and was, or owned an equity interest in, a taxable mortgage pool, and any such taxable mortgage pool would be treated as a corporation for U.S. federal income tax purposes and could prevent us from qualifying as a REIT. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions. Similarly, if we acquire REMIC residual interests (or equity interests in taxable mortgage pools in a manner consistent with our REIT qualification) and generate “excess inclusion income,” a portion of our dividends received by a tax-exempt stockholder will be treated as unrelated business taxable income. The excess inclusion income would also be subject to adverse U.S. federal income tax rules in the case of U.S. taxable stockholders and non-U.S. stockholders.
Liquidation of our assets to repay obligations to our lenders may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualifications as a REIT.
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
We may own or acquire interests in partnerships or limited liability companies that are joint ventures or investment funds. We may not have timely access to information from such partnerships and limited liability companies related to monitoring and managing our REIT qualification. If a partnership or limited liability company in which we own an interest but do not control takes or expects to take actions that could jeopardize our REIT qualification or require us to pay tax, we may be forced to dispose of our interest in such entity. It is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.
We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.
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
The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to remain qualified as a REIT.
We enter into certain financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto, and we treat them as such for U.S. federal income tax purposes. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to remain qualified as a REIT.
The tax on prohibited transactions will limit our ability to engage in certain transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales or such structures might otherwise be beneficial to us.
Changing the nature of our assets may complicate our ability to satisfy the REIT gross income and asset tests.
We have large holdings of RMBS that are qualifying assets for purposes of the REIT asset tests and generate interest income that is qualifying income for purposes of the REIT gross income tests, but substantially decreased such holdings in 2020. The REIT asset tests do not require that all assets be qualifying assets, nor do the REIT gross income tests require that all income be qualifying income. Our substantial RMBS holdings have given us room to make investments that may not qualify, all or in part, as real estate assets or that may generate income that may not qualify, all or in part, under one or both of the gross income tests. Reductions in our RMBS holdings have reduced our room for non-qualifying assets and income. In addition, if the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and gross income therefrom and/or liquidate our nonqualifying assets to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of certain assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT qualification requirements and Investment Company Act considerations. Furthermore, we may make investments in which the proper application of the REIT gross income and assets tests may not be clear. Mistakes in classifying assets or income for REIT purposes or in projecting the amount of qualifying and non-qualifying income could cause us to fail to qualify as a REIT.
Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat our TBAs under which we contract to purchase to-be-announced Agency MBS (“long TBAs”) as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our long TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of counsel substantially to the effect that (i) for purposes of the REIT asset tests, our long TBAs should be treated as “real estate assets,” and (ii) for purposes of the 75% gross income test, any gain recognized by us in connection with the disposition of our long TBAs by offset, including in dollar roll transactions, should be qualifying income. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of counsel is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of counsel, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cyber threats are considered one of the most significant risks facing financial institutions. Since our company is externally managed, we rely upon the operational and investment risk oversight functions of our Manager and its affiliates. To mitigate risk from cyber threats, our Manager has a designated Global Chief Security Officer (“GCSO”) who leads the global security department that is responsible for identifying, assessing, and managing cybersecurity threats. The GCSO has experience in the public and private sectors, specializing in security, investigations, and incident response. The global security department oversees the following groups across Invesco: Information Security, Global Privacy, Business Continuity & Crisis Management, Resilience and Corporate Security. This converged security structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees, and critical assets safe, upholding privacy rights, while enabling a secure and resilient business.
Our Manager’s information security program is led by its Chief Information Security Officer (“CISO”) who reports directly to the GCSO and has extensive experience in specializing in information security and risk management. Our Manager’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect its and our information assets.
Our Manager's cybersecurity program includes the following:
•Proactive assessments of technical infrastructure and security resilience are performed on a regular basis which include penetration testing, offensive testing and maturity assessments.
•Conducting due diligence on third-party service providers regarding cybersecurity risks prior to on-boarding, periodic assessment of cybersecurity risks for third-party service providers and continuous monitoring for new third-party cybersecurity incidents.
•An incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident at Invesco or third-party incident.
•Mandatory annual employee security awareness training, which focuses on cyber threats and security in general.
•Regular cyber phishing tests throughout the year to measure and raise employee awareness against cyber phishing threats.
Important to these programs is our Manager’s investment in threat-intelligence, its active engagement in industry and government security-related forums, and its utilization of external experts to challenge its program maturity, assess its controls and routinely test its capabilities.
Our Board of Directors oversees cybersecurity risk and receives updates, at a minimum, twice a year from the CISO regarding cybersecurity, which updates include a review of our Manager’s global security program and cybersecurity, including risks and protections for us and our Manager. The Global Operational Risk Management Committee, one of our Manager’s risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. In addition, the CISO serves as a member of and provides quarterly updates to our company’s enterprise risk management committee, which in turn provides quarterly updates to our Board of Directors, and members of our management team are included in our Manager’s incident response process in the event a cyber security incident occurs that could materially impact us.
As of December 31, 2023, we have not experienced any cyber incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
Item 2. Properties.
Our principal executive office is located at 1331 Spring Street, N.W., Suite 2500, Atlanta, Georgia 30309. As part of our management agreement, our Manager is responsible for providing office space and office services required in rendering services to us.
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any such legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “IVR.”
Dividend Information
We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments) consistent with the distribution requirements applicable to REITs, which will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in Part I. Item 1A. “Risk Factors” of this Report. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. No cash dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. From the date of issuance of our preferred stock through December 31, 2023, we have paid full cumulative dividends on our preferred stock.
For information about our recent dividend payments, please see Note 12 - “Stockholders' Equity” of our consolidated financial statements in Part IV of this Report.
Holders
As of February 20, 2024, there were 131 common stockholders of record.
Performance Graph
The following graph compares the cumulative 5-year total return of holders of Invesco Mortgage Capital Inc.'s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on December 31, 2018 and tracks it through December 31, 2023.

Total Return Performance
250
200
150
100
50
0
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
Invesco Mortgage Capital Inc.
S&P 500
FTSE NAREIT Mortgage REITs

Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Invesco Mortgage Capital Inc.	100.00	128.97	31.82	28.85	15.99	13.71
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
FTSE NAREIT Mortgage REITs	100.00	121.33	98.56	113.97	83.64	96.48
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
Repurchases of Common Equity Securities
In December 2011, our board of directors approved a share repurchase program with no stated expiration date. As of December 31, 2023, there were 1,816,398 common shares available for repurchase under the program. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including under a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the quarter ended December 31, 2023, we did not repurchase any shares of our common stock.

Repurchases of Preferred Equity Securities
The following tables sets forth information with respect to our repurchases of Series B Preferred Stock during the three months ended December 31, 2023.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 to October 31, 2023	27,434	20.67	27,434	1,237,980
November 1, 2023 to November 30, 2023	31,554	22.20	31,554	1,206,426
December 1, 2023 to December 31, 2023	20,429	22.66	20,429	1,185,997
	79,417	21.79	79,417

The following tables sets forth information with respect to our repurchases of Series C Preferred Stock during the three months ended December 31, 2023.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 to October 31, 2023	49,603	19.12	49,603	1,131,608
November 1, 2023 to November 30, 2023	53,767	20.04	53,767	1,077,841
December 1, 2023 to December 31, 2023	32,402	21.18	32,402	1,045,439
	135,772	19.98	135,772
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
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis disclosed herein apply to material changes in our consolidated financial statements for 2023 and 2022. For the comparison of 2022 and 2021, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2022 Annual Report on Form 10-K, filed with the SEC on February 21, 2023. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Part IV, Item 15 of this Report.

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
Market Conditions and Impacts
Macroeconomic factors that affect our business include interest rates, interest rate volatility, spread premiums, fiscal and monetary policy, residential and commercial real estate prices, credit availability, the health of the banking system, consumer personal income and spending, corporate earnings, employment conditions, financial conditions and inflation.
Of these macroeconomic factors, monetary policy, the health of the banking system, inflation, interest rates and interest rate volatility had the most direct impacts on our performance during 2023. Contributing factors included:
•While financial conditions ended the year more accommodative, the path was quite volatile. Concerns around the regional banking system near the end of the first quarter caused a sharp tightening in conditions as risk markets reacted negatively. Financial conditions recovered quickly during the second and early part of the third quarter before once again tightening as interest rates spiked higher as financial markets adjusted to shifting expectations for fiscal and monetary policy. However, financial conditions reversed course towards the end of the year, with asset values buoyed by expectations the Federal Open Market Committee (“FOMC) was finished with their tightening cycle and had potentially achieved a soft landing for the economy.
•Despite the FOMC increasing the Federal Funds target rate four times during the year, from a range of 4.25% to 4.50% to a range of 5.25% to 5.50%, U.S. Treasury yields ended the year relatively unchanged. The 2-year U.S. Treasury yield increased 18 basis points to 4.25% at year end, while the 10-year U.S. Treasury yield increased 1 basis point to 3.88%. While yields ended the year relatively flat, volatility in the interim was quite pronounced, mirroring the swings in financial conditions. During the year, the 2-year yield traded in a range from 3.73% to 5.22% and the 10-year yield traded between 3.29% and 4.99%.
•Agency RMBS outperformed Treasuries over the course of 2023, as the sharp reversal in interest rates and interest rate volatility in the fourth quarter led to notable outperformance in the sector. The outperformance in the fourth quarter more than offset the underperformance in the first nine months of the year, as relative performance to Treasuries in the sector remained volatile. In the first nine months of the year, performance was negatively impacted by market expectations for further restrictive monetary policy, elevated interest rate volatility and the deterioration of the regional banking system, which added unexpected supply to the market.
•Quantitative tightening continued throughout 2023, as the Federal Reserve passively reduced the size of their balance sheet through maturities of U.S. Treasuries and paydowns of Agency RMBS. The runoff of Agency RMBS from the balance sheet added over $200 billion of net supply to the market, while commercial bank paydowns and sales contributed approximately $150 billion. These additional sources of supply offset a decline in organic supply due to lower originations and resulted in increased reliance on money manager and overseas investors to provide demand for Agency RMBS. This demand was sensitive to macroeconomic factors and the heightened volatility in interest rates, leading to commensurate volatility in Agency RMBS valuations. These volatile shifts in valuations created significant challenges in hedging and setting risk parameters, making it difficult to fully capture the outperformance.
◦Prepayment speeds remained at very low levels as borrowers faced elevated mortgage rates, and muted housing turnover led to a sharp reduction in net supply year-over-year.
◦Premiums on specified pool collateral declined modestly as the value of prepayment protection was reduced amidst historically high mortgage rates and slow prepayment speeds.
◦Implied financing via the dollar roll market for TBA investments remained unattractive, as reduced demand from the Federal Reserve and commercial banks negatively impacted fundamentals, while the increase in loan balances worsened the prepayment profile.

The following market conditions were also notable for the company in 2023:
•Risk assets performed extremely well during the year, with the S&P 500 gaining 24.2% and the NASDAQ gaining 43.4%, as investor confidence grew with the FOMC’s tightening cycle nearing its conclusion. The fourth quarter was particularly strong, with the S&P and NASDAQ up 11.2% and 13.6%, respectively. Likewise, fixed income credit spreads saw strong performance, with investment grade corporate, high yield corporate and emerging market debt ending the year at levels not seen in several years.
•The employment picture remained robust as gains in non-farm payrolls averaged approximately 255,000 per month, for a total of 3.1 million jobs added during the year. The unemployment rate rose modestly during the year, from 3.5% at the end of 2022 to 3.7% in December.
•Inflation moderated throughout 2023, as year over year gains in the consumer price index (“CPI”) decreased from 6.5% at year-end 2022 to 3.4% at year-end 2023. CPI excluding food and energy followed a similar trajectory, decreasing from 5.7% to 3.9%. Commodity prices also moderated during 2023, with the price per barrel of West Texas Intermediate crude oil decreasing by 6.1% and the Commodity Research Bureau commodity index falling by 5%. Breakeven rates on U.S Treasury inflation-protected securities (“TIPs”), which reflect investors' expectations of future inflation, continue to indicate confidence that the FOMC will be successful at bringing inflation levels lower, as the inflation rate implied by 2 year and 5 year TIPs was 2.02% and 2.15%, respectively, at the end of the year.
•Consumer activity held up well throughout the year, with retail sales remaining positive. Consumer confidence measures generally followed the path of financial conditions, displaying volatility throughout the year, but ending at a multi-year high as inflation pressures moderated.
•CMBS risk premiums increased as tighter lending conditions and elevated borrowing costs resulted in deteriorating commercial real estate fundamentals. Commercial real estate occupancy and property valuations declined across most property sectors as rent growth slowed materially and, in many instances, turned negative. Price discovery remained limited with fewer transactions taking place than in prior years. CMBS loan delinquencies finished the year higher. Retail and office property sectors reported the highest level of CMBS loan delinquencies while industrial and multi-family posted relatively lower delinquency levels. Despite the Federal Reserve signaling lower rates in 2024, some properties may continue to find it difficult to re-finance due to notably higher rates than their current mortgage loan coupons.
•Non-Agency RMBS credit spreads tightened across subsectors during the year, as profiles with superior liquidity and favorable technicals outperformed those with greater interest rate sensitivity and persistent supply. The resilience of home prices in the face of higher mortgage rates and historically low affordability supported investor risk appetite. Despite the potential for sub-trend economic growth, borrower defaults are likely to remain contained given strong loan underwriting and high levels of borrower equity.
Throughout 2023, persistently elevated interest rate volatility provided a challenging environment for Agency RMBS valuations. Sharp changes in investor expectations for inflation, economic growth and the path for of monetary policy led to substantial adjustments to both the level of interest rates and the shape of the yield curve, which are important inputs for both determining the attractiveness of Agency RMBS investments and applying appropriate hedges. Market volatility increased particularly in March as the regional banking crisis brought fears of broader contagion, and again in September and October amid concerns regarding Treasury supply and further tightening of monetary policy. Both episodes of heightened volatility led to notable underperformance in Agency RMBS as they brought increased supply to the market. We sought to maintain sufficient levels of cash and unencumbered assets during these challenging markets and closely monitored counterparty exposures given the stress in the banking sector. During October, we reduced risk by decreasing leverage as volatility initially increased, and subsequently, returned leverage to our target range as volatility began to subside and our market outlook for Agency RMBS valuations improved. Over the course of the year, we increased the coupon diversification of the investments in our portfolio into both lower and higher coupon Agency RMBS, with the weighted average coupon of our specified pool investments remaining unchanged at 5.0%.
Our book value per common share ended the year at $10.00, representing a decline of 22% for 2023, and when combined with our $1.60 common stock dividends produced an economic return of (9.3)%(1) for the year. Our debt-to-equity ratio ended the year at 5.7x, up modestly from 5.3x as of December 31, 2022. Throughout the year, we sought to minimize the impact of changes in short term interest rates on Earnings Available for Distribution(2) (“EAD”) by hedging a high percentage of our funding cost. As a result, EAD for the period continued to benefit from favorable funding and low-cost, pay-fixed swaps.

(1)Economic return for the year ended December 31, 2023 is defined as the change in book value per common share from December 31, 2022 to December 31, 2023 of ($2.79); plus dividends declared of $1.60 per common share; divided by the December 31, 2022 book value per common share of $12.79.
(2)Earnings available for distribution is a non-GAAP financial measure. See Non-GAAP Financial Measures below for additional information.

Outlook
As we enter 2024, both the FOMC and the Federal Funds futures market forecast that the next policy move by the FOMC will be a rate cut, although they have differing expectations regarding the timing and quantity of these cuts. While evolving expectations around the timing of changes in monetary policy may bring challenges in the coming months, we believe that a potential reduction in interest rate volatility, combined with compelling valuations and favorable funding conditions, will support an attractive investment environment for Agency RMBS in 2024.
Investment Activities
The table below shows the composition of our investment portfolio as of December 31, 2023 and 2022.

$ in thousands	As of December 31,
	2023	2022
Agency RMBS:
30 year fixed-rate, at fair value	4,952,474	4,661,737
Agency CMO, at fair value	74,758	84,956
Non-Agency CMBS, at fair value	9,935	36,787
Non-Agency RMBS, at fair value	8,139	8,413
U.S. Treasury securities, at fair value	11,214	—
Investments in unconsolidated ventures	500	552
Subtotal	5,057,020	4,792,445
TBAs, at implied cost basis (1)	—	1,437
Total investment portfolio, including TBAs	5,057,020	4,793,882
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
We sold $5.2 billion and purchased $5.9 billion of Agency RMBS during the year ended December 31, 2023. As of December 31, 2023 and 2022, our holdings of 30 year fixed-rate Agency RMBS represented 98% and 97% of our total investment portfolio, including TBAs, respectively. Our 30 year fixed-rate Agency RMBS holdings as of December 31, 2023 and 2022 consisted of specified pools with coupon distributions as shown in the table below.

	As of December 31,
	2023			2022
$ in thousands	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield
4.0%	876,337	17.7%	4.65%	—	—%	—%
4.5%	1,017,191	20.5%	4.95%	1,392,304	29.9%	4.93%
5.0%	1,028,036	20.8%	5.34%	1,694,939	36.4%	5.27%
5.5%	1,016,707	20.5%	5.59%	1,574,494	33.7%	5.53%
6.0%	1,014,203	20.5%	6.03%	—	—%	—%
Total 30 year fixed-rate Agency RMBS	4,952,474	100.0%	5.33%	4,661,737	100.0%	5.26%
Our purchases of Agency RMBS have been primarily focused on specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. The table below shows the specified pool characteristics of our 30 year fixed-rate Agency RMBS holdings as of December 31, 2023 and 2022.

	As of December 31,
	2023		2022
$ in thousands	Fair Value	Percentage	Fair Value	Percentage
Specified pool characteristic:
Geographic location	1,079,310	21.8%	1,302,391	27.9%
Loan balance	2,193,876	44.3%	1,033,014	22.2%
Generic	—	—%	158,230	3.4%
High loan-to-value (“LTV”) ratio	574,246	11.6%	750,724	16.1%
Low credit score	1,105,042	22.3%	1,417,378	30.4%
Total 30 year fixed-rate Agency RMBS	4,952,474	100.0%	4,661,737	100.0%

As of December 31, 2023 and 2022, our holdings of non-Agency CMBS and non-Agency RMBS represented less than 1% of our total investment portfolio, including TBAs. Approximately 68% of our non-Agency securities were rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of December 31, 2023.
As of December 31, 2022, we held investments in two unconsolidated ventures that were managed by an affiliate of our Manager. Our joint venture whose net assets were denominated in euros was dissolved during the first quarter of 2023. Our remaining unconsolidated venture is in liquidation and plans to sell or settle its remaining investments as expeditiously as possible. Until the venture completes its liquidation, we are committed to fund $2.9 million in additional capital to cover future expenses should they occur.
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

$ in thousands	Collateralized borrowings under repurchase agreements
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
March 31, 2022	5,837,420	6,218,445	6,636,913
June 30, 2022	3,262,530	4,059,917	4,902,191
September 30, 2022	3,887,291	3,907,505	4,165,996
December 31, 2022	4,234,823	3,825,218	4,234,823
March 31, 2023	4,814,700	4,734,819	4,814,700
June 30, 2023	4,959,388	4,791,720	4,959,388
September 30, 2023	4,987,006	4,902,400	4,987,006
December 31, 2023	4,458,695	3,736,432	4,458,695
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
We enter into interest rate swap agreements that are designed to mitigate the effects of changes in interest rates for a portion of our borrowings. Under these swap agreements, we generally pay fixed interest rates and receive floating interest rates indexed to SOFR. To a lesser extent, we have also used interest rate swap agreements whereby we make floating interest rate payments indexed to SOFR and receive fixed interest rate payments as part of our overall risk management strategy.
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the year ended December 31, 2023, we terminated existing interest rate swaps with a notional amount of $7.6 billion and entered into new interest rate swaps with a notional amount of $3.5 billion. Forward starting swaps are excluded from the additions and terminations above until they begin to bear interest. We did not have any forward starting swaps as of December 31, 2023. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our consolidated statement of operations.
We have historically entered into currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on investments denominated in foreign currencies. We did not have any currency forward contracts outstanding as of December 31, 2023 or December 31, 2022.
Capital Activities
As of December 31, 2023, we may sell up to 6,300,529 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. During the year ended December 31, 2023, we sold 9,699,471 shares of common stock under our equity distribution agreement with placement agents for proceeds of $109.1 million, net of approximately $1.5 million in commissions and fees. During the year ended December 31, 2022, we sold 5,686,598 shares of common stock under our equity distribution agreements for proceeds of $81.6 million, net of approximately $1.3 million in commissions and fees.
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2023, we repurchased and retired 151,637 shares of Series B Preferred Stock and 271,031 shares of Series C Preferred Stock and recorded a gain on repurchase and retirement of preferred stock of $1.5 million. During the year ended December 31, 2022, we repurchased and retired 1,662,366 shares of Series B Preferred Stock and 3,683,530 shares of Series C Preferred Stock and recorded a gain on repurchase and retirement of preferred stock of $14.2 million. As of December 31, 2023, we had authority to repurchase 1,185,997 additional shares of our Series B Preferred Stock and 1,045,439 additional shares of our Series C Preferred Stock under the current share repurchase program.
In May 2022, our board of directors approved a one-for-ten reverse split of outstanding shares of our common stock. The reverse stock split was effected following the close of business on June 3, 2022. For all periods presented, all per common shares and per common share amounts have been adjusted on a retroactive basis to reflect our one-for-ten reverse stock split.
For information on dividends declared and paid during the years ended December 31, 2023 and 2022, see Note 12 - “Stockholders' Equity” of our consolidated financial statements in Part IV, Item 15 of this report on Form 10-K.
During the year ended December 31, 2023, we did not repurchase any shares of our common stock.

Book Value per Common Share
We calculate book value per common share as follows:

	As of December 31,
In thousands except per share amounts	2023	2022	2021
Numerator (adjusted equity):
Total equity	782,665	804,075	1,402,135
Less: Liquidation preference of Series B Preferred Stock	(109,650)	(113,441)	(155,000)
Less: Liquidation preference of Series C Preferred Stock	(188,636)	(195,412)	(287,500)
Total adjusted equity	484,379	495,222	959,635

Denominator (number of shares):
Common stock outstanding	48,461	38,711	32,987

Book value per common share	10.00	12.79	29.09
Book value per common share decreased 22% as of December 31, 2023 compared to December 31, 2022 as Agency RMBS performance in the first nine months of 2023 was negatively impacted by market expectations for further restrictive monetary policy, elevated interest rate volatility and the deterioration of the regional banking system, which added unexpected supply to the market.
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
Mortgage-Backed Securities. We have elected the fair value option for all of our MBS purchased on or after September 1, 2016 and all of our RMBS IOs. Under the fair value option, changes in fair value are recognized in the consolidated statement of operations. In our view, the fair value option election more appropriately reflects the results of our operations because MBS fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments. As of December 31, 2023, $5.0 billion (December 31, 2022: $4.7 billion) or 99.7% (December 31, 2022: 99.1%) of our MBS are accounted for under the fair value option. We record our MBS purchased before September 1, 2016, as available-for-sale and report these MBS at fair value.
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
Refer to the preceding discussion under “Market Conditions and Impacts” for information on how conditions in 2023 impacted valuations of our Agency RMBS, which constituted substantially all of our investment portfolio during 2023. Additionally, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for the estimated impact of an instantaneous shift in the yield curve on the market value of our interest rate-sensitive investments.
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
Prepayment rates on our mortgage-backed securities remained moderately low throughout 2023 given elevated mortgage rates. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for an estimate of the percentage change in our net interest income, including interest paid or received under interest rate swaps, caused by an instantaneous 50 and 100 basis points increase or decrease in interest rates.
Accounting for Derivative Financial Instruments. We use or have used derivatives to manage interest rate and currency exchange risk and as an alternative means of investing in and financing Agency RMBS. We record all derivatives on our consolidated balance sheets at fair value. Our interest rate swaps and TBAs are valued using a market approach through the use of quoted prices available in an active market. All of our interest rate swaps were centrally cleared by a registered clearing organization as of December 31, 2023. Changes in the fair value of our derivatives are recorded in gain (loss) on derivative instruments, net in our consolidated statement of operations. Further information is provided in Note 8 - “Derivatives and Hedging Activities” of our consolidated financial statements included in Part IV, Item 15 of this Report.
The factors that impact valuations of our TBAs are similar to those that impact valuations of our Agency RMBS. Interest rate swap valuations are most significantly impacted by forward interest rate expectations. We recognized net gains on our interest rate swaps in 2023 primarily due to shifting expectations that interest rates would stay higher for longer.

Results of Operations
Our consolidated results of operations for the years ended December 31, 2023, 2022 and 2021 are summarized below.

	Years Ended December 31,
$ in thousands except share data	2023	2022	2021
Interest income
Mortgage-backed and other securities	277,929	192,566	167,056
Commercial loan	—	1,947	2,146
Total interest income	277,929	194,513	169,202
Interest expense
Repurchase agreements (1)	228,229	51,560	(11,290)
Total interest expense	228,229	51,560	(11,290)
Net interest income	49,700	142,953	180,492
Other income (loss)
Gain (loss) on investments, net	(107,280)	(1,079,339)	(366,509)
(Increase) decrease in provision for credit losses	(320)	—	1,768
Equity in earnings (losses) of unconsolidated ventures	(1)	(407)	870
Gain (loss) on derivative instruments, net	61,838	559,007	122,611
Other investment income (loss), net	(66)	186	1
Total other income (loss)	(45,829)	(520,553)	(241,259)
Expenses
Management fee — related party	12,290	16,906	21,080
General and administrative	7,440	8,418	8,153
Total expenses	19,730	25,324	29,233
Net income (loss)	(15,859)	(402,924)	(90,000)
Dividends to preferred stockholders	(23,153)	(28,218)	(37,795)
Gain on repurchase and retirement of preferred stock	1,471	14,179	—
Issuance and redemption costs of redeemed preferred stock	—	—	(4,682)
Net income (loss) attributable to common stockholders	(37,541)	(416,963)	(132,477)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.85)	(12.21)	(4.82)
Diluted	(0.85)	(12.21)	(4.82)
Weighted average number of shares of common stock:
Basic	44,073,815	34,160,080	27,513,223
Diluted	44,073,815	34,160,080	27,513,223
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

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the years ended December 31, 2023, 2022 and 2021.

	Years ended December 31,
$ in thousands	2023	2022	2021
Average earning assets (1)	5,106,473	5,137,339	8,808,105
Average earning asset yields (2)	5.44%	3.79%	1.92%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Our primary source of income is interest earned on our investment portfolio. Average earning assets were relatively unchanged for the year ended December 31, 2023 compared to 2022. Average earning asset yields increased for the year ended December 31, 2023 compared to 2022 due to our rotation into higher yielding Agency RMBS.
We earned total interest income of $277.9 million during 2023 (2022: $194.5 million). Our interest income consists of coupon interest and net (premium amortization) discount accretion on MBS and other securities as well as interest income on our commercial loan as shown in the table below.

	Years Ended December 31,
$ in thousands	2023	2022	2021
Interest Income
Mortgage-backed and other securities - coupon interest	271,856	198,290	207,506
Mortgage-backed and other securities - net (premium amortization) discount accretion	6,073	(5,724)	(40,450)
Mortgage-backed and other securities - interest income	277,929	192,566	167,056
Commercial loan	—	1,947	2,146
Total interest income	277,929	194,513	169,202
Mortgage-backed and other securities interest income increased $85.4 million for the year ended December 31, 2023 compared to 2022 due to a 165 basis point increase in average earning asset yields. Our commercial loan investment was fully repaid in October 2022.

Prepayment Speeds
Our RMBS portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. In an environment of rising interest rates, prepayment speeds will generally decrease as homeowners are not as incentivized to refinance. For Agency RMBS where we do not estimate prepayments, premium amortization and discount accretion are not impacted by prepayments until actual prepayments occur. For those securities on which we do estimate prepayments, expected future prepayment speeds are estimated on a quarterly basis. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected.
The following table presents net (premium amortization) discount accretion recognized on our mortgage-backed and other securities portfolio during 2023, 2022 and 2021.

	Years Ended December 31,
$ in thousands	2023	2022	2021
Agency RMBS	5,160	(6,755)	(41,881)
Non-Agency CMBS	1,101	1,624	2,695
Non-Agency RMBS	(479)	(552)	(1,264)
U.S. Treasury Securities	291	(41)	—
Net (premium amortization) discount accretion	6,073	(5,724)	(40,450)
Net discount accretion was $6.1 million during 2023 compared to net premium amortization of $5.7 million during 2022 as the result of repositioning our Agency RMBS portfolio into securities with lower book prices.
Our interest income is subject to interest rate risk. Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents our average borrowings and cost of funds for the years ended December 31, 2023, 2022 and 2021.

	Years ended December 31,
$ in thousands	2023	2022	2021
Total average borrowings (1)	4,540,252	4,495,581	7,892,617
Maximum borrowings during the period (2)	4,987,006	6,636,913	8,708,686
Cost of funds (3)	5.03%	1.15%	(0.14)%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense, including amortization of net deferred gain (loss) on de-designated interest rate swaps, by our average borrowings.

Total average borrowings were relatively unchanged for the year ended December 31, 2023 compared to 2022. Our average cost of funds increased 388 basis points in 2023 compared to 2022 as the FOMC has raised the Federal Funds target rate from a range of 0.0% to 0.25% as of January 1, 2022 to a range of 5.25% to 5.50% as of December 31, 2023.
The table below presents the components of interest expense for the years ended December 31, 2023, 2022 and 2021.

	Years ended December 31,
$ in thousands	2023	2022	2021
Interest Expense
Interest expense on repurchase agreement borrowings	238,634	71,268	10,710
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(10,405)	(19,708)	(22,000)
Repurchase agreements interest expense	228,229	51,560	(11,290)
Total interest expense	228,229	51,560	(11,290)
Our interest expense on repurchase agreement borrowings increased $167.4 million for the year ended December 31, 2023 compared to 2022 due to a higher cost of funds.
Our repurchase agreements interest expense as reported in our consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $10.4 million and $19.7 million during the years ended December 31, 2023 and December 31, 2022, respectively. Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. As of December 31, 2023, there were no net deferred gains or losses on discontinued cash flow hedges included in accumulated other comprehensive income.
Net Interest Income
The table below presents the components of net interest income for the years ended December 31, 2023, 2022 and 2021.

	Years ended December 31,
$ in thousands	2023	2022	2021
Interest Income
Mortgage-backed and other securities	277,929	192,566	167,056
Commercial loan	—	1,947	2,146
Total interest income	277,929	194,513	169,202
Interest Expense
Interest expense on repurchase agreement borrowings	238,634	71,268	10,710
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(10,405)	(19,708)	(22,000)
Repurchase agreements interest expense	228,229	51,560	(11,290)
Total interest expense	228,229	51,560	(11,290)
Net interest income	49,700	142,953	180,492
Net interest rate margin	0.41%	2.64%	2.06%
Our net interest income, which equals total interest income less total interest expense, totaled $49.7 million for the year ended December 31, 2023 (2022: $143.0 million). The decrease in net interest income and net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds, for the year ended December 31, 2023 compared to 2022 was due to higher interest expense related to increases in the Federal Funds target rate, which was partially offset by our rotation into higher yielding Agency RMBS. Our cost of funds is generally more sensitive to changes in interest rates than the yield on our investment portfolio, which is largely comprised of 30 year fixed-rate Agency RMBS.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
$ in thousands	2023	2022	2021
Net realized gains (losses) on sale of MBS	(158,028)	(1,163,910)	(281,224)
Net unrealized gains (losses) on MBS accounted for under the fair value option	50,364	118,365	(85,702)
Net unrealized gains (losses) on commercial loan	—	404	417
Net unrealized gains (losses) on U.S. Treasury securities	372	—	—
Net realized gains (losses) on U.S. Treasury securities	12	(34,198)	—
Total gain (loss) on investments, net	(107,280)	(1,079,339)	(366,509)
During the year ended December 31, 2023, we sold MBS for cash proceeds of $5.2 billion (2022: MBS of $27.3 billion; and realized net losses of $158.0 million (2022: net losses of $1.2 billion). Realized net losses during the year ended December 31, 2023 and 2022 primarily reflect the repositioning of Agency RMBS coupon allocations and sales of lower yielding Agency RMBS to purchase higher yielding Agency RMBS in an effort to improve the earnings power of the portfolio.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Before September 1, 2016, we had also elected the fair value option for our non-Agency RMBS interest-only securities. Under the fair value option, changes in fair value are recognized in income in the consolidated statements of operations. As of December 31, 2023, $5.0 billion or 99.7% (December 31, 2022: $4.7 billion or 99.1%) of our MBS are accounted for under the fair value option.
We recorded net unrealized gains on our MBS portfolio accounted for under the fair value option of $50.4 million in 2023 (2022: net unrealized gains of $118.4 million). Net unrealized gains in the year ended December 31, 2023 primarily reflect favorable valuations on our assets held at year end. Net unrealized gains in the year ended December 31, 2022 reflect reclassifications of unrealized losses upon sale as well as tighter spreads and favorable rates on assets held at year end.
In October 2022, our commercial loan with a principal balance of $23.9 million was repaid in full. We recorded unrealized gains of $404,000 on our commercial loan investment during the years ended December 31, 2022. We valued our commercial loan investment based upon a valuation from an independent pricing service.
We recorded net unrealized gains of $372,000 and net realized gains of $12,000 on U.S. Treasury securities during the year ended December 31, 2023. We recorded net realized losses of $34.2 million on U.S. Treasury securities during the year ended December 31, 2022 due to rising interest rates.
(Increase) Decrease in Provision for Credit Losses
As of December 31, 2023, approximately $15.7 million of our $5.0 billion of MBS are classified as available-for-sale and subject to evaluation for credit losses. We recorded a provision for credit losses of $320,000 on a single non-Agency CMBS for the year ended December 31, 2023 based on a comparison of the security's amortized cost basis to discounted expected cash flows. We did not record any provisions for credit losses during the year ended December 31, 2022. Refer to Note 2 – “Summary of Significant Accounting Policies” of our consolidated financial statements included in Part IV, Item 15 of this Report for additional information on how we calculate our provision for credit losses.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the year ended December 31, 2023, we recorded equity in losses of unconsolidated ventures of $1,000 (2022: equity in losses of $407,000). Earnings and losses of unconsolidated ventures are driven primarily by the underlying portfolio investments.
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

The tables below summarize the components of our gain (loss) on derivative instruments, net for the years ended December 31, 2023, 2022 and 2021:

$ in thousands	Year ended December 31, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(177,628)	239,008	918	62,298
Currency Forward Contracts	(18)	—	—	(18)
TBAs	(1,880)	—	1,438	(442)
Total	(179,526)	239,008	2,356	61,838

$ in thousands	Year ended December 31, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	593,035	86,872	11,426	691,333
Currency Forward Contracts	919	—	(271)	648
TBAs	(134,488)	—	1,514	(132,974)
Total	459,466	86,872	12,669	559,007

$ in thousands	Year ended December 31, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	185,232	(15,803)	(5,869)	163,560
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	209	—	970	1,179
TBAs	(28,731)	—	(12,844)	(41,575)
Total	156,157	(15,803)	(17,743)	122,611
During the year ended December 31, 2023, we entered into interest rate swaps with a notional amount of $3.5 billion and terminated existing interest rate swaps with a notional amount of $7.6 billion (December 31, 2022: $10.0 billion of additions and $10.1 billion of terminations). Forward starting swaps are excluded from the additions and terminations above until they begin to bear interest. We recorded net gains of $62.3 million and $691.3 million on interest rate swaps during the years ended December 31, 2023 and 2022, respectively, primarily due to changes in forward interest rate expectations. As of December 31, 2023, we had $4.5 billion of repurchase agreement borrowings with a weighted average remaining maturity of 20 days (December 31, 2022: $4.2 billion and 28 days). We typically refinance each repurchase agreement at market interest rates upon maturity. We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.
As of December 31, 2023 and 2022, we held the following interest rate swaps whereby we pay fixed rate interest and receive floating rate interest based upon SOFR.

$ in thousands	As of December 31, 2023				As of December 31, 2022
Derivative instrument	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	4,065,000	1.10%	5.38%	6.6	5,800,000	0.45%	4.30%	6.3
(1)As of December 31, 2022, we held $975.0 million notional amount of SOFR-based pay fixed and receive floating interest rate swaps with forward start dates that had a weighted average maturity of 16.5 years and a weighted average fixed pay rate of 0.89% that are excluded from the table above. We did not have any such forward starting swaps as of December 31, 2023.

As of December 31, 2022, we held the following interest rate swaps whereby we pay floating rate interest based upon SOFR and receive fixed rate interest. We did not have any such interest rate swaps as of December 31, 2023.

$ in thousands	As of December 31, 2022
Derivative instrument	Notional Amount	Weighted Average Floating Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps (1)	2,350,000	4.30%	2.78%	9.3
(1)As of December 31, 2022, we held $275.0 million notional amount of SOFR-based pay floating and receive fixed interest rate swaps with forward start dates that had a weighted average maturity of 16.0 years and a weighted average fixed receive rate of 2.63% that are excluded from that table above.
We historically used currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates. As of December 31, 2023 and December 31, 2022, we did not have any currency forward contracts outstanding. During the year ended December 31, 2022, we settled currency forward contracts of €33.0 million or $37.1 million in notional amount related to our investment in an unconsolidated venture denominated in euro and realized a net gain of $919,000.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. As of December 31, 2023 and December 31, 2022, we had no investments or immaterial investments in TBAs. We recorded $442,000 and $133.0 million of net realized and unrealized losses on TBAs during the year ended December 31, 2023 and December 31, 2022, respectively. Net realized and unrealized losses on TBAs for the year ended December 31, 2022 primarily reflect rising interest rates, in addition to wider interest rate spreads on Agency RMBS.
Other Investment Income (Loss), net
Our other investment income, net for the years ended December 31, 2023 and 2022 consisted of foreign currency transaction gains and losses. Other investment income (loss) for the year ended December 31, 2023 also includes the reclassification of our foreign currency translation adjustment that was previously recorded in accumulated other comprehensive income related to an unconsolidated venture that was liquidated during the first quarter of 2023.
Expenses
For the year ended December 31, 2023, we incurred management fees of $12.3 million (2022: $16.9 million) that are payable to our Manager under our management agreement. Management fees decreased for the year ended December 31, 2023 compared to 2022 due to a lower stockholders' equity management fee base in 2023. Our management fees are calculated quarterly in arrears. Refer to Note 11 – “Related Party Transactions” of our consolidated financial statements in Part IV, Item 15 of this Report for a discussion of our relationship with our Manager and a description of how our fees are calculated.
For the year ended December 31, 2023, our general and administrative expenses not covered under our management agreement amounted to $7.4 million (2022: $8.4 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.
Gain on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2023, we repurchased and retired 151,637 shares of Series B Preferred Stock and 271,031 shares of Series C Preferred Stock and recorded a gain on repurchase and retirement of preferred stock of $1.5 million. During the year ended December 31, 2022, we repurchased and retired 1,662,366 shares of Series B Preferred Stock and 3,683,530 shares of Series C Preferred Stock and recorded a gain on repurchase and retirement of preferred stock of $14.2 million. Gains on repurchases and retirements of preferred stock represent the difference between the consideration transferred and the carrying value of the preferred stock.

Net Income (Loss) attributable to Common Stockholders
For the year ended December 31, 2023, our net loss attributable to common stockholders was $37.5 million (2022: $417.0 million) or $0.85 basic and diluted net loss per average share available to common stockholders (2022: $12.21).
For the year ended December 31, 2023, the change in net loss attributable to common stockholders compared to 2022 was primarily due to: (i) net losses on investments of $107.3 million versus $1.1 billion in the 2022 period; (ii) net gains on derivative instruments of $61.8 million versus $559.0 million in the 2022 period and (iii) a $93.3 million decrease in net interest income.
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
Earnings Available for Distribution
Our business objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. We use earnings available for distribution as a measure of our investment portfolio’s ability to generate income for distribution to common stockholders and to evaluate our progress toward meeting this objective. We calculate earnings available for distribution as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net; unrealized (gain) loss on derivative instruments, net; TBA dollar roll income; gain on repurchase and retirement of preferred stock; foreign currency (gains) losses, net and amortization of net deferred (gain) loss on de-designated interest rate swaps.
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
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to earnings available for distribution for the following periods:

	Years Ended December 31,
$ in thousands, except per share data	2023	2022	2021
Net income (loss) attributable to common stockholders	(37,541)	(416,963)	(132,477)
Adjustments:
(Gain) loss on investments, net	107,280	1,079,339	366,509
Realized (gain) loss on derivative instruments, net (1)	179,526	(459,466)	(156,157)
Unrealized (gain) loss on derivative instruments, net (1)	(2,356)	(12,669)	17,743
TBA dollar roll income (2)	697	28,843	40,058
(Gain) on repurchase and retirement of preferred stock	(1,471)	(14,179)	—
Foreign currency (gains) losses, net (3)	66	(186)	(1)
Amortization of net deferred (gain) loss on de-designated interest rate swaps (4)	(10,405)	(19,708)	(22,000)
Subtotal	273,337	601,974	246,152
Earnings available for distribution	235,796	185,011	113,675
Basic earnings (loss) per common share	(0.85)	(12.21)	(4.82)
Earnings available for distribution per common share (5)	5.35	5.42	4.13

(1)U.S. GAAP gain (loss) on derivative instruments, net on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2023	2022	2021
Realized gain (loss) on derivative instruments, net	(179,526)	459,466	156,157
Unrealized gain (loss) on derivative instruments, net	2,356	12,669	(17,743)
Contractual net interest income (expense) on interest rate swaps	239,008	86,872	(15,803)
Gain (loss) on derivative instruments, net	61,838	559,007	122,611

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

(3)     Foreign currency gains (losses), net includes foreign currency transaction gains and losses and the reclassification of currency translation adjustments that were previously recorded in accumulated other comprehensive income and is included in other investment income (loss), net on the consolidated statements of operations.

(4)    U.S. GAAP repurchase agreements interest expense on the consolidated statements of operations includes the following components:

	Years Ended December 31,
$ in thousands	2023	2022	2021
Interest expense on repurchase agreements borrowings	238,634	71,268	10,710
Amortization of net deferred (gain) loss on de-designated interest rate swaps	(10,405)	(19,708)	(22,000)
Repurchase agreements interest expense	228,229	51,560	(11,290)

(5)    Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding. Earnings available for distribution per common share has been retroactively adjusted to reflect our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022.
The components of earnings available for distribution for the years ended December 31, 2023, 2022 and 2021 were:

	Years Ended December 31,
$ in thousands	2023	2022	2021
Effective net interest income(1)	278,303	210,117	142,689
TBA dollar roll income	697	28,843	40,058
Equity in earnings (losses) of unconsolidated ventures	(1)	(407)	870
(Increase) decrease in provision for credit losses	(320)	—	1,768
Total expenses	(19,730)	(25,324)	(29,233)
Subtotal	258,949	213,229	156,152
Dividends to preferred stockholders	(23,153)	(28,218)	(37,795)
Issuance and redemption costs of redeemed preferred stock	—	—	(4,682)
Earnings available for distribution	235,796	185,011	113,675
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution increased for the year ended December 31, 2023 compared to 2022 due to an increase in effective net interest income, which was partially offset by a reduction in our TBA notional amount and related TBA dollar roll activity.

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

The following table reconciles total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods:

	Years Ended December 31,
	2023		2022		2021
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	228,229	5.03%	51,560	1.15%	(11,290)	(0.14)%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	10,405	0.23%	19,708	0.44%	22,000	0.28%
Add (Less): Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(239,008)	(5.26)%	(86,872)	(1.93)%	15,803	0.20%
Effective interest expense	(374)	—%	(15,604)	(0.34)%	26,513	0.34%
Our effective interest expense and effective cost of funds increased modestly for the year ended December 31, 2023 compared to 2022 as significant increases in U.S. GAAP interest expense, which were driven by increases in the Federal Funds target rate, were largely offset by increases in contractual net interest income on interest rate swaps.
In addition to changes caused by the underlying floating rate index, the amount of contractual net interest income or expense on interest swaps that we recognize may change materially from period to period based on changes in the size and composition of our interest rate swap portfolio, which are generally broadly aligned with changes in our repurchase agreement borrowings. See preceding discussion under “Gain (Loss) on Derivative Instruments, net” for details of our interest rate swap portfolio as of December 31, 2023 and December 31, 2022.
The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods:

	Years Ended December 31,
	2023		2022		2021
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	49,700	0.41%	142,953	2.64%	180,492	2.06%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	(10,405)	(0.23)%	(19,708)	(0.44)%	(22,000)	(0.28)%
Add (Less): Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	239,008	5.26%	86,872	1.93%	(15,803)	(0.20)%
Effective net interest income	278,303	5.44%	210,117	4.13%	142,689	1.58%
Our effective net interest income and effective interest rate margin increased for the year ended December 31, 2023 compared to 2022 due to higher interest income resulting from our rotation into higher yielding Agency RMBS. Effective interest expense and effective cost of funds had a less significant impact on effective net interest income and effective interest rate margin as higher U.S. GAAP interest expense was largely offset by an increase in contractual net interest income on interest rate swaps.
Economic Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of December 31, 2023 and December 31, 2022. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of December 31, 2023, approximately 98% of our equity is allocated to Agency RMBS.
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

As of December 31, 2023

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	5,027,232	18,074	5,045,306
U.S. Treasury securities	11,214	—	11,214
Cash and cash equivalents (2)	76,967	—	76,967
Restricted cash(3)	121,670	—	121,670
Derivative assets, at fair value (3)	939	—	939
Other assets	27,480	633	28,113
Total assets	5,265,502	18,707	5,284,209

Repurchase agreements	4,458,695	—	4,458,695
Other liabilities	42,117	732	42,849
Total liabilities	4,500,812	732	4,501,544

Total stockholders' equity (allocated)	764,690	17,975	782,665
Debt-to-equity ratio (4)	5.8	—	5.7
Economic debt-to-equity ratio (5)	5.8	—	5.7
(1)Investments in non-Agency CMBS, non-Agency RMBS and an unconsolidated joint venture are included in credit portfolio.
(2)Cash and cash equivalents is allocated based on our financing strategy for each asset class.
(3)Restricted cash and derivative assets are allocated based on our hedging strategy for each asset class.
(4)Debt-to-equity ratio is calculated as the ratio of total repurchase agreements to total stockholders' equity.
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis to total stockholders' equity. We did not have any TBAs outstanding as of December 31, 2023.

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
We held cash, cash equivalents and restricted cash of $198.6 million at December 31, 2023 (2022: $278.8 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $237.8 million for the year ended December 31, 2023 (2022: $196.1 million).
Our investing activities used net cash of $536.8 million for the year ended December 31, 2023 (2022: provided net cash of $2.4 billion). Our primary use of cash from investing activities during the year ended December 31, 2023 was $5.9 billion to purchase MBS and $59.5 million to purchase U.S. Treasury securities. We also paid $179.5 million to settle derivative contracts during the year ended December 31, 2023. We received proceeds from the sale of MBS of $5.2 billion and proceeds from the sale of U.S. Treasury securities of $49.0 million during the year ended December 31, 2023. We also generated $348.5 million from principal payments of MBS during the year ended December 31, 2023.
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
Our financing activities provided net cash of $218.9 million for the year ended December 31, 2023 (2022: used net cash of $2.9 billion). Our primary source of cash from financing activities during the year ended December 31, 2023 was net proceeds on our repurchase agreements of $223.5 million and proceeds from issuance of common stock of $109.1 million. We paid dividends of $102.2 million and used $8.7 million to repurchase Series B and Series C Preferred Stock.
Our primary use of cash from financing activities during the year ended December 31, 2022 was net principal repayments on our repurchase agreements of $2.8 billion. We paid dividends of $140.3 million and used cash of $115.1 million to repurchase Series B and Series C Preferred Stock during the year ended December 31, 2022. Proceeds from the issuance of common stock provided $81.9 million during the year ended December 31, 2022.
As of December 31, 2023, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.6% for Agency RMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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

Forward-Looking Statements Regarding Liquidity
As of December 31, 2023, we held $4.7 billion of Agency securities that are financed by repurchase agreements. We also had approximately $344.8 million of unencumbered investments and unrestricted cash of $77.0 million as of December 31, 2023. As of December 31, 2023, our known contractual obligations primarily consist of $4.5 billion of repurchase agreement borrowings with a weighted average remaining maturity of 20 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities. We are also committed to fund $2.9 million in additional capital to our unconsolidated joint venture to cover future expenses should they occur.
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
As of December 31, 2023, no counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $39.1 million, or 5% of our stockholders’ equity. The following table summarizes our exposure under repurchase agreements to counterparties by geographic concentration as of December 31, 2023. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	12	2,547,621	130,143
Europe (excluding United Kingdom)	3	700,633	29,364
Asia	4	790,393	39,728
United Kingdom	1	420,048	16,769
Total	20	4,458,695	216,004
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) at the end of each calendar quarter in 2023. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2023. Consequently, we believe we met the REIT income and asset test as of December 31, 2023. We also met all REIT requirements regarding the stock ownership and distribution of dividends of our taxable income as of December 31, 2023. Therefore, as of December 31, 2023, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of December 31, 2023, we conducted our business so as not to be regulated as an investment company under the 1940 Act.
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
Inflation, financial conditions, monetary policy initiatives, interest rates and interest rate volatility have impacted and may continue to impact credit spreads.
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

Uncertainty regarding the rate of inflation, fiscal and monetary policy initiatives, elevated interest rate volatility and other factors have made it more difficult to predict prepayment levels for the securities in our portfolio. As a result, it is possible that realized prepayment behavior will be materially different from our expectations.
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
Pandemics and other widespread crises, including any related fiscal or monetary policy responses, may cause extreme volatility and illiquidity in fixed income markets. The amount of financing we receive under our repurchase agreements is directly related to our counterparties’ valuation of our assets that collateralize the outstanding repurchase agreement financing. When these or similar market conditions are present, margin call risk is elevated and our operating results and financial condition may be materially impacted.
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, as of December 31, 2023 and 2022, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	As of December 31, 2023		As of December 31, 2022
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(1.04)%	(0.76)%	(2.97)%	(1.15)%
+0.50%	(0.41)%	(0.23)%	(1.54)%	(0.48)%
-0.50%	0.27%	(0.13)%	1.56%	0.22%
-1.00%	0.93%	(0.68)%	2.90%	0.13%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates as of December 31, 2023 and 2022. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile. When applicable, our scenario analysis assumes a floor of 0% for U.S. Treasury yields and, to be consistent, we also apply a floor of 0% for all related funding costs.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
Under the supervision and with the participation of the principal executive officer and principal financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 31, 2023. Their report dated February 22, 2024, which is included herein, expressed an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by us of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted this certification to the NYSE in 2023 as required pursuant to Section 303A of the NYSE Listed Company Manual and will submit a similar certification within 30 days of our 2024 annual stockholders’ meeting. In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 72 - 101 of this Report.
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

3.3
Articles Supplementary classifying 1,500,000 shares of the Company's preferred stock as additional Series B Shares, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on March 19, 2019.

3.4
Articles Supplementary of 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 to our Registration Statement on Form 8-A, filed with the SEC on August 11, 2017.

3.5
Articles Supplementary classifying 4,000,000 shares of the Company's preferred stock as additional Series C Shares, incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed with the SEC on March 19, 2019.

3.6
Articles Supplementary reclassifying 2,110,000 shares of authorized but unissued shares of Series A Preferred Stock as shares of Preferred Stock without designation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on June 17, 2021.

3.7	Articles of Amendment of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on June 3, 2022.

3.8	Articles of Amendment of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on June 3, 2022.

3.9	Articles of Amendment (Authorized shares), incorporated by reference to Exhibit 3.9 to our Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2022.

3.10	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on February 17, 2017.

4.1	Specimen Common Stock Certificate of Invesco Mortgage Capital Inc, incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the SEC on February 21, 2023.

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

§ 10.5	Invesco Mortgage Capital Inc. Amended and Restated 2009 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, filed with the SEC on May 4, 2022.

10.6
Form of Restricted Stock Award Agreement for Non-Executive Directors under the Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan (May 2021), incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2021.

67

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

10.9
Equity distribution agreement, dated February 23, 2023, among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, Invesco Advisers, Inc., Citizens JMP Securities, LLC (formerly JMP Securities LLC) and JonesTrading Institutional Services LLC incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on February 23, 2023.

19	Insider Trading Policy

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of John M. Anzalone pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John M. Anzalone pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for Recoupment of Incentive Compensation.

101	The following series of audited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from Invesco Mortgage Capital Inc.’s audited consolidated financial statements and notes that are included in this Form 10-K Report.

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
(b) Exhibits: Refer to (a)(3) above.
(c) Financial Statement Schedules: Refer to (a)(2) above.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2023	101

69

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Invesco Mortgage Capital Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Mortgage-Backed Securities, at fair value
As described in Notes 2 and 10 to the consolidated financial statements, the Company’s mortgage-backed securities, at fair value were $5.0 billion as of December 31, 2023. Management determines the fair value of mortgage-backed securities using an independent primary pricing service. If the primary pricing service cannot provide a price, management seeks a value from other pricing services. The pricing service uses two types of valuation approaches to determine the valuation of the Company’s various mortgage-backed securities: a market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities; and an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount.
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
February 22, 2024
We have served as the Company’s auditor since 2016.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2023	December 31, 2022
$ in thousands except share amounts
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $4,712,185 and $4,439,583, respectively, net of allowance for credit losses of $320 and $0, respectively)	5,045,306	4,791,893
U.S. Treasury securities, at fair value	11,214	—
Cash and cash equivalents	76,967	175,535
Restricted cash	121,670	103,246
Due from counterparties	—	1,584
Investment related receivable	26,604	22,744
Derivative assets, at fair value	939	662
Other assets	1,509	1,731
Total assets	5,284,209	5,097,395
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	4,458,695	4,234,823
Derivative liabilities, at fair value	—	2,079
Dividends payable	19,384	25,162
Accrued interest payable	15,787	20,546
Collateral held payable	2,475	4,892
Accounts payable and accrued expenses	1,296	1,365
Due to affiliate	3,907	4,453
Total liabilities	4,501,544	4,293,320
Commitments and contingencies (See Note 14)
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 4,385,997 and 4,537,634 shares issued and outstanding, respectively ($109,650 and $113,441 aggregate liquidation preference, respectively)	106,014	109,679
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 7,545,439 and 7,816,470 shares issued and outstanding, respectively ($188,636 and $195,412 aggregate liquidation preference, respectively)	182,474	189,028
Common Stock, par value $0.01 per share; 67,000,000 shares authorized, 48,460,626 and 38,710,916 shares issued and outstanding, respectively	484	387
Additional paid in capital	4,011,138	3,901,562
Accumulated other comprehensive income	698	10,761
Retained earnings (distributions in excess of earnings)	(3,518,143)	(3,407,342)
Total stockholders’ equity	782,665	804,075
Total liabilities and stockholders' equity	5,284,209	5,097,395
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022	2021
$ in thousands except share data
Interest income
Mortgage-backed and other securities	277,929	192,566	167,056
Commercial loan	—	1,947	2,146
Total interest income	277,929	194,513	169,202
Interest expense
Repurchase agreements (1)	228,229	51,560	(11,290)
Total interest expense	228,229	51,560	(11,290)
Net interest income	49,700	142,953	180,492
Other income (loss)
Gain (loss) on investments, net	(107,280)	(1,079,339)	(366,509)
(Increase) decrease in provision for credit losses	(320)	—	1,768
Equity in earnings (losses) of unconsolidated ventures	(1)	(407)	870
Gain (loss) on derivative instruments, net	61,838	559,007	122,611
Other investment income (loss), net	(66)	186	1
Total other income (loss)	(45,829)	(520,553)	(241,259)
Expenses
Management fee — related party	12,290	16,906	21,080
General and administrative	7,440	8,418	8,153
Total expenses	19,730	25,324	29,233
Net income (loss)	(15,859)	(402,924)	(90,000)
Dividends to preferred stockholders	(23,153)	(28,218)	(37,795)
Gain on repurchase and retirement of preferred stock	1,471	14,179	—
Issuance and redemption costs of redeemed preferred stock	—	—	(4,682)
Net income (loss) attributable to common stockholders	(37,541)	(416,963)	(132,477)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.85)	(12.21)	(4.82)
Diluted	(0.85)	(12.21)	(4.82)
Weighted average number of shares of common stock:
Basic	44,073,815	34,160,080	27,513,223
Diluted	44,073,815	34,160,080	27,513,223
(1)Negative interest expense on repurchase agreements in 2021 is due to amortization of net deferred gains on de-designated interest rate swaps that exceeded current period interest expense on repurchase agreements. For further information on amortization of amounts classified in accumulated other comprehensive income before we discontinued hedge accounting, see Note 8 - “Derivatives and Hedging Activities” and Note 12 - “Stockholders' Equity”.
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2023	2022	2021
$ in thousands
Net income (loss)	(15,859)	(402,924)	(90,000)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	(91)	(6,280)	756
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	320	—	—
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	(10,405)	(19,708)	(22,000)
Currency translation adjustments on investment in unconsolidated venture	(10)	(537)	(75)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	123	—	—
Total other comprehensive income (loss)	(10,063)	(26,525)	(21,319)
Comprehensive income (loss)	(25,922)	(429,449)	(111,319)
Dividends to preferred stockholders	(23,153)	(28,218)	(37,795)
Gain on repurchase and retirement of preferred stock	1,471	14,179	—
Issuance and redemption costs of redeemed preferred stock	—	—	(4,682)
Comprehensive income (loss) attributable to common stockholders	(47,604)	(443,488)	(153,796)
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

$ in thousands except share amounts	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	5,600,000	135,356	6,200,000	149,860	11,500,000	278,108	20,322,211	203	3,389,381	58,605	(2,644,355)	1,367,158
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(90,000)	(90,000)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(21,319)	—	(21,319)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	12,646,902	126	429,378	—	—	429,504
Stock awards	—	—	—	—	—	—	18,365	1	—	—	—	1
Redemption of preferred stock	(5,600,000)	(135,356)	—	—	—	—	—	—	—	—	(4,682)	(140,038)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(105,992)	(105,992)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(37,795)	(37,795)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	616	—	—	616
Balance at December 31, 2021	—	—	6,200,000	149,860	11,500,000	278,108	32,987,478	330	3,819,375	37,286	(2,882,824)	1,402,135
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(402,924)	(402,924)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(26,525)	—	(26,525)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	5,686,598	57	81,575	—	—	81,632
Stock awards	—	—	—	—	—	—	36,886	—	—	—	—	—
Payments in lieu of fractional shares in connection with one-for-ten reverse stock split	—	—	—	—	—	—	(46)	—	(1)	—	—	(1)
Repurchase and retirement of preferred stock	—	—	(1,662,366)	(40,181)	(3,683,530)	(89,080)	—	—	—	—	14,179	(115,082)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(107,555)	(107,555)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(28,218)	(28,218)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	613	—	—	613
Balance at December 31, 2022	—	—	4,537,634	109,679	7,816,470	189,028	38,710,916	387	3,901,562	10,761	(3,407,342)	804,075
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(15,859)	(15,859)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(10,063)	—	(10,063)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	9,699,471	97	109,007	—	—	109,104
Stock awards	—	—	—	—	—	—	50,239	—	—	—	—	—
Repurchase and retirement of preferred stock	—	—	(151,637)	(3,665)	(271,031)	(6,554)	—	—	—	—	1,471	(8,748)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(73,260)	(73,260)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(23,153)	(23,153)
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	569	—	—	569
Balance at December 31, 2023	—	—	4,385,997	106,014	7,545,439	182,474	48,460,626	484	4,011,138	698	(3,518,143)	782,665

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income (loss)	(15,859)	(402,924)	(90,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of mortgage-backed and other securities premiums and (discounts), net	(14,380)	(1,118)	37,397
Realized and unrealized (gain) loss on derivative instruments, net	177,170	(472,135)	(138,414)
(Gain) loss on investments, net	107,280	1,079,339	366,509
Increase (decrease) in provision for credit losses	320	—	(1,768)
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	1	45	9
Other amortization	(9,836)	(19,095)	(21,383)
Loss on foreign currency translation	123	—	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(1,977)	(5,230)	(1,166)
Increase (decrease) in operating liabilities	(5,055)	17,201	1,108
Net cash provided by (used in) operating activities	237,787	196,083	152,292
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(5,933,598)	(25,723,584)	(17,132,975)
Purchase of U.S. Treasury securities	(59,514)	(502,290)	—
Distributions from (contributions to) investments in unconsolidated ventures, net	41	11,342	3,848
Principal payments from mortgage-backed securities	348,547	403,327	825,189
Proceeds from sale of mortgage-backed securities	5,236,686	27,281,250	16,273,956
Proceeds from sale of U.S. Treasury securities	48,977	468,051	—
Settlement (termination) of forwards, swaps, swaptions and TBAs, net	(179,526)	459,466	156,160
Net change in due from counterparties and collateral held payable on derivative instruments	1,584	2,594	(5,430)
Principal payments from commercial loan held-for-investment	—	23,917	—
Net cash provided by (used in) investing activities	(536,803)	2,424,073	120,748
Cash Flows from Financing Activities
Proceeds from issuance of common stock	109,104	81,899	430,496
Redemption of preferred stock	—	—	(140,038)
Repurchase of preferred stock	(8,748)	(115,082)	—
Cash paid in lieu of fractional shares in connection with one-for-ten reverse stock split	—	(1)	—
Proceeds from repurchase agreements	41,084,893	66,872,266	82,347,113
Principal repayments of repurchase agreements	(40,861,440)	(69,625,277)	(82,587,978)
Net change in due from counterparties and collateral held payable on repurchase agreements	(2,417)	8,419	(4,743)
Payments of deferred costs	(329)	(351)	(354)
Payments of dividends	(102,191)	(140,300)	(133,068)
Net cash provided by (used in) financing activities	218,872	(2,918,427)	(88,572)
Net change in cash, cash equivalents and restricted cash	(80,144)	(298,271)	184,468
Cash, cash equivalents and restricted cash, beginning of period	278,781	577,052	392,584
Cash, cash equivalents and restricted cash, end of period	198,637	278,781	577,052
Supplement Disclosure of Cash Flow Information
Interest paid	243,394	51,892	10,363
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities classified as available-for-sale	(229)	(6,280)	756
Dividends declared not paid	19,384	25,162	29,689
Net change in investment related receivable (payable)	1,706	(707)	46
Net change in foreign currency translation adjustment recorded in accumulated other comprehensive income	(113)	537	75
Offering costs not paid	10	144	527
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
As of December 31, 2023, we were invested in:
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
•U.S. Treasury securities; and
•a real estate-related financing arrangement.
During the periods presented in these consolidated financial statements, we also invested in a commercial mortgage loan.
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
Fair Value Measurements
We report our MBS and derivative assets and liabilities at fair value as determined by an independent pricing service. We generally obtain one price per instrument from our primary pricing service. If the primary pricing service cannot provide a price, we will seek a value from other pricing services.
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
The pricing service values interest rate swaps, currency forward contracts, U.S. Treasury securities and to-be-announced securities (“TBAs”) under the market approach through the use of quoted prices available in an active market.
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
As described in Note 10 - “Fair Value of Financial Instruments,” we evaluate the source used to fair value our assets and liabilities and make a determination on its categorization within the fair value hierarchy. If the price of a security is readily available, meaning that it is a quoted price in an active market for identical assets, the security is classified as a level 1 security. If the price of a security is obtained from quoted prices in inactive markets for similar instruments, or whose values are model-derived but the inputs are observable either directly or indirectly, the security is classified as a level 2 security. If the inputs appear to be not observable, and reflect judgment about assumptions used to value the asset, the security would be classified as a level 3 security. Transfers between levels, if any, are determined at the end of the reporting period.

Mortgage-Backed and Credit Risk Transfer Securities
We record our purchases of MBS on the trade date and report these securities at fair value as described above in the Fair Value Measurements section of this Note 2 to our consolidated financial statements. Approximately $5.0 billion or 99.7% of our MBS are accounted for under the fair value option as of December 31, 2023 (December 31, 2022: $4.7 billion or 99.1%). Under the fair value option, we recognize changes in fair value in our consolidated statements of operations as unrealized gains and losses. In our view, this election more appropriately reflects the results of our operations because fair value changes are accounted for in the same manner as fair value changes in our economic hedging instruments. We elected the fair value option for all MBS purchased on or after September 1, 2016 and all RMBS interest-only securities.
We classify the remaining balance of our MBS as available-for-sale ($15.7 million or 0.3% as of December 31, 2023; $42.5 million or 0.9% as of December 31, 2022). Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until sale or disposition of the investment. Upon sale or disposition, the cumulative gain or loss previously reported in stockholders' equity is recognized in income. Realized gains and losses from sales of MBS are determined based upon the specific identification method.
Our interest income recognition policies for MBS is described below in the Interest Income Recognition section of this Note 2 to our consolidated financial statements.
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
Commercial and Other Loans
We recognized interest income from commercial and other loans when earned and deemed collectible, or until a loan became past due based on the terms of the loan agreement.
U.S. Treasury Securities
Coupon interest income on U.S. Treasury securities is accrued based on the outstanding principal balance of the securities and their contractual terms. Interest income on U.S. Treasury securities is recognized within mortgage-backed and other securities interest income on our consolidated statements of operations.
Cash and Cash Equivalents
We consider all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2023, we had cash and cash equivalents in excess of the FDIC deposit insurance limit of $250,000 per institution. We mitigate our risk of loss by actively monitoring our counterparties.
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
Comprehensive Income
Our comprehensive income consists of net income, as presented in the consolidated statements of operations, adjusted for unrealized gains and losses on MBS purchased before September 1, 2016, reclassification of unrealized losses on available-for-sale securities to (increase) decrease in provision for credit losses; reclassification of amortization of net deferred gains and losses on de-designated interest rate swaps to repurchase agreements interest expense and currency translation adjustments on an investment in an unconsolidated venture. Unrealized gains and losses on our MBS purchased before September 1, 2016 are reclassified into net income upon their sale.

Accounting for Derivative Financial Instruments
We record all derivatives on our consolidated balance sheets at fair value. At the inception of a derivative contract, we determine whether the instrument will be part of a qualifying hedge accounting relationship or whether we will account for the contract as a trading instrument. We have elected not to apply hedge accounting to all new derivative contracts entered into after January 1, 2014. Changes in the fair value of our derivatives are recorded in gain (loss) on derivative instruments, net in our consolidated statements of operations. Net interest paid or received under our interest rate swaps is also recognized in gain (loss) on derivative instruments, net in our consolidated statements of operations. Cash receipts or payments that are attributed to contractual interest earned or incurred on interest rate swaps are classified as cash flows from operating activities in our consolidated statements of cash flows. All other cash flows from derivatives are generally recorded as investing cash flows in our consolidated statements of cash flows.
Before 2014, we applied hedge accounting to our interest rate swap agreements. Effective December 31, 2013, we voluntarily discontinued hedge accounting for our interest rate swap agreements by de-designating the interest rate swaps as cash flow hedges. Amounts recorded in accumulated other comprehensive income (loss) (“AOCI”) before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.
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
We have elected to treat one of our subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. Our TRS did not generate material taxable income for the years ended December 31, 2023, 2022 and 2021.
We do not have any accruals for uncertain tax positions. We would recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expenses.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Standards Accounting Board issued an accounting standards update intended to improve reportable segment disclosure requirements on an annual and interim basis. The amendments require, among other items, enhanced disclosures around significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as the CODM's title and position. Additionally, the amendments expand the scope of all segment reporting disclosure requirements to include those entities with only a single operating segment, such as us.
We are required to implement the amendments in our consolidated financial statements for the year ended December 31, 2024 and for interim periods thereafter. The amendments must be applied on a retrospective basis and early adoption is permitted. We are currently evaluating the impact of these amendments on our disclosures.

Note 3 – Variable Interest Entities (“VIEs”)
Our maximum risk of loss in VIEs in which we are not the primary beneficiary at December 31, 2023 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	9,935	9,935
Non-Agency RMBS	8,139	8,139
Investment in unconsolidated venture	500	500
Total	18,574	18,574
Refer to Note 4 - “Mortgage-Backed Securities” for additional details regarding our non-Agency CMBS and non-Agency RMBS.
Note 4 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type at December 31, 2023 and 2022.

As of December 31, 2023
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
30 year fixed-rate Agency RMBS	5,005,512	(159,924)	4,845,588	—	106,886	4,952,474	5.33%
Agency-CMO (2)	573,240	(498,355)	74,885	—	(127)	74,758	9.74%
Non-Agency CMBS	11,000	(372)	10,628	(320)	(373)	9,935	9.58%
Non-Agency RMBS (3)(4)(5)	275,061	(267,744)	7,317	—	822	8,139	9.10%
Total	5,864,813	(926,395)	4,938,418	(320)	107,208	5,045,306	5.42%
(1)Period-end weighted average yield is based on amortized cost as of December 31, 2023 and incorporates future prepayment and loss assumptions when appropriate.
(2)All Agency collateralized mortgage obligations (“Agency-CMO”) are interest-only securities (“Agency IO”).
(3)Non-Agency RMBS is 66.8% fixed rate, 32.5% variable rate and 0.7% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying hybrid adjustable-rate mortgage (“ARM”) loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities (“non-Agency IO”) which represent 96.9% of principal/notional balance, 37.6% of amortized cost and 31.7% of fair value.

As of December 31, 2022
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
(2)     All Agency-CMO are Agency IO.
(3)     Non-Agency RMBS is 68.6% fixed rate, 30.6% variable rate and 0.8% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying hybrid ARM loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)    Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)    Non-Agency RMBS includes non-Agency IO which represent 97.1% of principal/notional balance, 41.6% of amortized cost and 35.3% of fair value.

The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of December 31, 2023 and December 31, 2022. We have elected the fair value option for all of our RMBS interest-only securities and our MBS purchased on or after September 1, 2016. As of December 31, 2023 and December 31, 2022, approximately 99.7% and 99.1% of our MBS are accounted for under the fair value option, respectively.

	As of
	December 31, 2023			December 31, 2022
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
30 year fixed-rate Agency RMBS	—	4,952,474	4,952,474	—	4,661,737	4,661,737
Agency-CMO	—	74,758	74,758	—	84,956	84,956
Non-Agency CMBS	9,935	—	9,935	36,787	—	36,787
Non-Agency RMBS	5,743	2,396	8,139	5,667	2,746	8,413
Total	15,678	5,029,628	5,045,306	42,454	4,749,439	4,791,893
The components of the carrying value of our MBS portfolio at December 31, 2023 and 2022 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our consolidated balance sheets, was $22.3 million at December 31, 2023 (December 31, 2022: $21.3 million).

	As of
	December 31, 2023			December 31, 2022
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	5,025,062	839,751	5,864,813	4,770,175	917,330	5,687,505
Unamortized premium	5,061	—	5,061	5,195	—	5,195
Unamortized discount	(169,342)	(762,114)	(931,456)	(126,112)	(831,308)	(957,420)
Allowance for credit losses	(320)	—	(320)	—	—	—
Gross unrealized gains (1)	107,899	3,523	111,422	62,245	4,605	66,850
Gross unrealized losses (1)	(393)	(3,821)	(4,214)	(7,535)	(2,702)	(10,237)
Fair value	4,967,967	77,339	5,045,306	4,703,968	87,925	4,791,893
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the years ended December 31, 2023 and 2022 is provided below within this Note 4.
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of December 31, 2023 and 2022.

	As of
$ in thousands	December 31, 2023	December 31, 2022
Less than one year	—	26,593
Greater than one year and less than five years	189,845	10,194
Greater than or equal to five years	4,855,461	4,755,106
Total	5,045,306	4,791,893

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2023 and 2022.

As of December 31, 2023	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency-CMO (1)	17,486	(849)	3	21,664	(2,574)	6	39,150	(3,423)	9
Non-Agency CMBS (2)	9,935	(373)	1	—	—	—	9,935	(373)	1
Non-Agency RMBS (3)	—	—	—	1,462	(418)	9	1,462	(418)	9
Total	27,421	(1,222)	4	23,126	(2,992)	15	50,547	(4,214)	19
(1)Fair value option has been elected for all Agency securities in an unrealized loss position.
(2)Unrealized losses on non-Agency CMBS are included in accumulated other comprehensive income. These losses are not reflected in an allowance for credit losses based on a comparison of discounted expected cash flows to current amortized cost basis.
(3)Includes non-Agency IO with a fair value of $1.2 million for which the fair value option has been elected. Such securities have unrealized losses of $399,000.

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
We recorded a $320,000 provision for credit losses on a single non-Agency CMBS during the year ended December 31, 2023. The following table presents a roll-forward of our allowance for credit losses.

$ in thousands	Years Ended December 31,
	2023	2022	2021
Beginning allowance for credit losses	—	—	(1,768)
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	(320)	—	—
Decreases in the allowance for credit losses on securities that had an allowance recorded in a previous period	—	—	1,768
Ending allowance for credit losses	(320)	—	—

The following table summarizes the components of our total gain (loss) on investments, net for the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
$ in thousands	2023	2022	2021
Gross realized gains on sale of MBS	5,363	5,348	3,297
Gross realized losses on sale of MBS	(163,391)	(1,169,258)	(284,521)
Net unrealized gains (losses) on MBS accounted for under the fair value option	50,364	118,365	(85,702)
Net unrealized gains (losses) on commercial loan	—	404	417
Net unrealized gains (losses) on U.S. Treasury securities	372	—	—
Net realized gains (losses) on U.S. Treasury securities	12	(34,198)	—
Total gain (loss) on investments, net	(107,280)	(1,079,339)	(366,509)
The following tables present components of interest income recognized on our mortgage-backed and other securities portfolio for the years ended December 31, 2023, 2022 and 2021.

For the Year ended December 31, 2023
$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency RMBS	266,193	5,160	271,353
Non-Agency CMBS	1,597	1,101	2,698
Non-Agency RMBS	1,132	(479)	653
U.S. Treasury securities	31	291	322
Other (inclusive of interest earned on cash balances)	2,903	—	2,903
Total	271,856	6,073	277,929

For the Year ended December 31, 2022
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	191,898	(6,755)	185,143
Non-Agency CMBS	2,366	1,624	3,990
Non-Agency RMBS	1,223	(552)	671
U.S. Treasury securities	1,773	(41)	1,732
Other (inclusive of interest earned on cash balances)	1,030	—	1,030
Total	198,290	(5,724)	192,566

For the Year ended December 31, 2021
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	201,694	(41,881)	159,813
Non-Agency CMBS	3,841	2,695	6,536
Non-Agency RMBS	1,950	(1,264)	686
Other (inclusive of interest earned on cash balances)	21	—	21
Total	207,506	(40,450)	167,056

Note 5 – U.S. Treasury Securities
The following table presents the components of the carrying value of our U.S. Treasury security as of December 31, 2023. The security is classified as a trading security and matures in 2053. We did not hold any U.S. Treasury securities as of December 31, 2022.

As of
$ in thousands	December 31, 2023
Principal balance	10,000
Unamortized premium	842
Amortized cost	10,842
Unrealized gain (loss)	372
Fair value	11,214
Note 6 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. Our repurchase agreements bear interest at a contractually agreed upon rate and generally have maturities ranging from one to six months. We account for our repurchase agreements as secured borrowings since we maintain effective control of the financed assets. Our repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of December 31, 2023.
The following tables summarize certain characteristics of our repurchase agreements at December 31, 2023 and 2022. Refer to Note 7 - “Collateral Positions” for collateral pledged and held under our repurchase agreements.

	As of
	December 31, 2023			December 31, 2022
$ in thousands	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Repurchase Agreements - Agency RMBS	4,458,695	5.53%	20	4,234,823	4.24%	28
Total Borrowings	4,458,695	5.53%	20	4,234,823	4.24%	28

Note 7 – Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, interest rate swaps and TBAs as of December 31, 2023 and 2022. Refer to Note 2 - “Summary of Significant Accounting Policies - Fair Value Measurements” for a description of how we determine fair value. Agency RMBS collateral pledged is included in mortgage-backed securities on our consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps is classified as restricted cash on our consolidated balance sheets. Cash collateral pledged on repurchase agreements and TBAs accounted for as derivatives is classified as due from counterparties on our consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of December 31, 2023 and 2022, we did not recognize any non-cash collateral held on our consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	December 31, 2023	December 31, 2022
Repurchase agreements:
Agency RMBS	4,712,185	4,439,583
Total repurchase agreements collateral pledged	4,712,185	4,439,583
Derivative instruments:
Cash	—	1,584
Restricted cash	121,670	103,246
Total derivative instruments collateral pledged	121,670	104,830

Total collateral pledged:
Agency RMBS	4,712,185	4,439,583
Cash	—	1,584
Restricted cash	121,670	103,246
Total collateral pledged	4,833,855	4,544,413

	As of
Collateral Held	December 31, 2023	December 31, 2022
Repurchase agreements:
Cash	2,475	4,892
Non-cash collateral	39,130	7,216
Total repurchase agreements collateral held	41,605	12,108

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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 106% as of December 31, 2023 (December 31, 2022: 105%) based on the fair value of the securities as reported in our consolidated balance sheets.
Interest Rate Swaps
As of December 31, 2023 and 2022, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange (“CME”) and LCH Limited (“LCH”) through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
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
The following table summarizes changes in the notional amount of our derivative instruments during 2023:

$ in thousands	Notional Amount as of December 31, 2022	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2023
Interest Rate Swaps (1)(2)	8,150,000	3,525,000	(7,610,000)	4,065,000
TBA Purchase Contracts	400,000	1,150,000	(1,550,000)	—
TBA Sale Contracts	(400,000)	(1,150,000)	1,550,000	—
Total	8,150,000	3,525,000	(7,610,000)	4,065,000
(1)Does not include interest rate swaps with forward start dates until the date they begin to bear interest. See below for additional detail on our interest rate swaps with forward start dates.
(2)Notional amount as of December 31, 2023 includes $4.1 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate. Notional amount as of December 31, 2022 includes $5.8 billion of interest rate swaps whereby we pay interest at a fixed rate and receive interest at a floating rate and $2.4 billion of interest rate swaps whereby we pay interest at a floating rate and receive interest at a fixed rate.
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
Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $10.4 million as a decrease to interest expense for the year ended December 31, 2023 (2022: $19.7 million as a decrease; 2021: $22.0 million as a decrease). As of December 31, 2023, there were no net unrealized gains on discontinued cash flow hedges (2022: $10.4 million) included in accumulated other comprehensive income.
As of December 31, 2023 and 2022, we had interest rate swaps whereby we pay interest at a fixed rate and receive floating interest based on the secured overnight financing rate (“SOFR”) with the following maturities outstanding, excluding interest rate swaps with forward start dates.

$ in thousands	As of December 31, 2023
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	950,000	2.55%	5.38%	1.6
3 to 5 years	1,375,000	0.29%	5.38%	3.8
5 to 7 years	1,150,000	0.55%	5.38%	6.6
Greater than 10 years	590,000	1.75%	5.38%	21.4
Total	4,065,000	1.10%	5.38%	6.6

$ in thousands	As of December 31, 2022
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,550,000	0.09%	4.30%	2.2
3 to 5 years	1,475,000	0.27%	4.30%	4.7
5 to 7 years	850,000	0.38%	4.30%	6.2
7 to 10 years	1,425,000	0.55%	4.30%	7.8
Greater than 10 years	500,000	1.92%	4.30%	19.2
Total	5,800,000	0.45%	4.30%	6.3
As of December 31, 2022, we held $975.0 million notional amount of SOFR-based pay fixed and receive floating interest rate swaps with forward start dates that had a weighted average maturity of 16.5 years and a weighted average fixed pay rate of 0.89%. We did not have any interest rate swaps with forward start dates as of December 31, 2023.
As of December 31, 2022, we had interest rate swaps whereby we pay floating interest based on SOFR and receive interest at a fixed rate with the following maturities outstanding, excluding interest rate swaps with forward start dates. We did not have any pay floating and receive fixed interest rate swaps as of December 31, 2023.

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
As of December 31, 2022, we held $275.0 million notional amount of SOFR-based pay floating and receive fixed interest rate swaps with forward start dates that had a weighted average maturity of 16.0 years and a weighted average fixed receive rate of 2.63%. We did not have any interest rate swaps with forward start dates as of December 31, 2023.
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
We have historically used currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our consolidated statements of operations. We did not have any currency forward contracts outstanding as of December 31, 2023 or December 31, 2022.
TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. The following table summarizes certain characteristics of our TBAs accounted for as derivatives as of December 31, 2022. We did not have any TBAs outstanding as of December 31, 2023.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on our consolidated balance sheets as of December 31, 2023 and 2022.

$ in thousands
Derivative Assets			Derivative Liabilities
	As of December 31, 2023	As of December 31, 2022		As of December 31, 2023	As of December 31, 2022
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	939	20	Interest Rate Swaps Liability	—	—
TBAs	—	642	TBAs	—	2,079
Total Derivative Assets	939	662	Total Derivative Liabilities	—	2,079
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The following tables summarize the effect of interest rate swaps, interest rate swaptions, currency forward contracts and TBAs reported in gain (loss) on derivative instruments, net on the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021.

$ in thousands	Year ended December 31, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(177,628)	239,008	918	62,298
Currency Forward Contracts	(18)	—	—	(18)
TBAs	(1,880)	—	1,438	(442)
Total	(179,526)	239,008	2,356	61,838

$ in thousands	Year ended December 31, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	593,035	86,872	11,426	691,333
Currency Forward Contracts	919	—	(271)	648
TBAs	(134,488)	—	1,514	(132,974)
Total	459,466	86,872	12,669	559,007

$ in thousands	Year ended December 31, 2021
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	185,232	(15,803)	(5,869)	163,560
Interest Rate Swaptions	(553)	—	—	(553)
Currency Forward Contracts	209	—	970	1,179
TBAs	(28,731)	—	(12,844)	(41,575)
Total	156,157	(15,803)	(17,743)	122,611

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheets at December 31, 2023 and December 31, 2022. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative asset of $939,000 at December 31, 2023 (December 31, 2022: asset of $20,000) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.

As of December 31, 2023

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Repurchase Agreements (1)	(4,458,695)	—	(4,458,695)	4,458,695	—	—
Total Liabilities	(4,458,695)	—	(4,458,695)	4,458,695	—	—
As of December 31, 2022

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (2) (3)	642	—	642	(642)	—	—
Total Assets	642	—	642	(642)	—	—

Liabilities
Derivatives (2) (3)	(2,079)	—	(2,079)	642	1,297	(140)
Repurchase Agreements (1)	(4,234,823)	—	(4,234,823)	4,234,823	—	—
Total Liabilities	(4,236,902)	—	(4,236,902)	4,235,465	1,297	(140)
(1)The fair value of securities pledged against our borrowings under repurchase agreements was $4.7 billion as of December 31, 2023 (December 31, 2022: $4.4 billion). We held $2.5 million of cash collateral under repurchase agreements as of December 31, 2023 (December 31, 2022: $4.9 million).
(2)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(3)Cash collateral pledged by us on our derivatives was $121.7 million as of December 31, 2023 (December 31, 2022: $104.8 million) of which $121.7 million relates to initial margin pledged on centrally cleared interest rate swaps (December 31, 2022: $103.2 million). Centrally cleared interest rate swaps are excluded from the tables above. We held no cash collateral on our derivatives as of December 31, 2023 or December 31, 2022.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	As of December 31, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,045,306	—	—	5,045,306
U.S. Treasury securities (2)	—	11,214	—	—	11,214
Derivative assets	—	939	—	—	939
Other assets	—	—	—	500	500
Total assets	—	5,057,459	—	500	5,057,959

	As of December 31, 2022
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	4,791,893	—	—	4,791,893
Derivative assets	—	662	—	—	662
Other assets	—	—	—	552	552
Total assets	—	4,792,555	—	552	4,793,107
Liabilities:
Derivative liabilities	—	2,079	—	—	2,079
Total liabilities	—	2,079	—	—	2,079
(1)For more detail about the fair value of our MBS, refer to Note 4 - “Mortgage-Backed Securities”.
(2)For more information on U.S. Treasury securities, refer to Note 5 - “U.S. Treasury Securities”.
(3)Investments in unconsolidated ventures are valued using the net asset value (“NAV”) as a practical expedient and are not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds. As of December 31, 2022, we were invested in two unconsolidated ventures that were managed by an affiliate of our Manager. One of the unconsolidated ventures was dissolved during the first quarter of 2023. As of December 31, 2023, the remaining unconsolidated venture was in liquidation and plans to sell or settle its remaining investments as expeditiously as possible.

The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial loan investment, which we valued utilizing Level 3 inputs.

Year Ended
$ in thousands	December 31, 2022
Beginning balance	23,515
Repayments	(23,919)
Total net unrealized gains (losses) included in net income:
Unrealized gain (loss)	404
Ending balance	—
Unrealized gains and losses on our commercial loan investment are included in gain (loss) on investments, net in our consolidated statements of operations.
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2023 and December 31, 2022:

	As of
	December 31, 2023		December 31, 2022
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Repurchase agreements	4,458,695	4,458,662	4,234,823	4,233,627
Total	4,458,695	4,458,662	4,234,823	4,233,627
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.
Note 11 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. The costs of support personnel provided by our Manager for the year ended December 31, 2023 were $1.6 million (2022: $1.5 million; 2021: $1.1 million).
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
The following table summarizes the costs incurred on our behalf by our Manager for the years ended December 31, 2023, 2022 and 2021.

	Years ended December 31,
$ in thousands	2023	2022	2021
Incurred costs, prepaid or expensed	6,963	8,085	7,108
Incurred costs, charged or expected to be charged against equity as a cost of raising capital	257	223	692
Total incurred costs, originally paid by our Manager	7,220	8,308	7,800
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
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2023, we repurchased and retired 151,637 shares of Series B Preferred Stock and 271,031 shares of Series C Preferred Stock and recorded a gain on repurchase and retirement of preferred stock of $1.5 million. During the year ended December 31, 2022, we repurchased and retired 1,662,366 shares of Series B Preferred Stock and 3,683,530 shares of Series C Preferred Stock and recorded a gain on repurchase and retirement of preferred stock of $14.2 million. As of December 31, 2023, we had authority to repurchase 1,185,997 additional shares of our Series B Preferred Stock and 1,045,439 additional shares of our Series C Preferred Stock under the current share repurchase program.
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
As of December 31, 2023, we may sell up to 6,300,529 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the year ended December 31, 2023, we sold 9,699,471 shares (2022: 5,686,598 shares) of common stock in at-the-market transactions under our equity distribution agreements for proceeds of $109.1 million (2022: $81.6 million) net of approximately $1.5 million (2022: $1.3 million) in commissions and fees.
During the years ended December 31, 2023 and December 31, 2022, we did not repurchase any shares of our common stock. As of December 31, 2023, we had authority to purchase 1,816,398 shares of our common stock through our share repurchase program.
For the year ended December 31, 2023, we granted 45,567 restricted shares of common stock to our independent directors (December 31, 2022: 33,573). Restricted shares become unrestricted shares of common stock on the first anniversary of the grant date unless forfeited, subject to certain conditions that accelerate vesting.
Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income (“AOCI”) at December 31, 2023 and December 31, 2022, respectively. The tables exclude gains and losses on MBS that are accounted for under the fair value option.

	December 31, 2023
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(91)	—	(91)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	320	—	320
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(10,405)	(10,405)
Currency translation adjustments on investment in unconsolidated venture	(10)	—	—	(10)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	123	—	—	123
Total other comprehensive income (loss)	113	229	(10,405)	(10,063)

AOCI balance at beginning of period	(113)	469	10,405	10,761
Total other comprehensive income (loss)	113	229	(10,405)	(10,063)
AOCI balance at end of period	—	698	—	698

	December 31, 2022
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(6,280)	—	(6,280)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(19,708)	(19,708)
Currency translation adjustments on investment in unconsolidated venture	(537)	—	—	(537)
Total other comprehensive income (loss)	(537)	(6,280)	(19,708)	(26,525)

AOCI balance at beginning of period	424	6,749	30,113	37,286
Total other comprehensive income (loss)	(537)	(6,280)	(19,708)	(26,525)
AOCI balance at end of period	(113)	469	10,405	10,761
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on repurchase agreements on the consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.
Dividends
Dividends declared per share on our common stock have been retroactively adjusted to reflect our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022. We declared the following dividends during 2023 and 2022:

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2023
November 2, 2023	0.4844	2,131	December 27, 2023
August 2, 2023	0.4844	2,167	September 27, 2023
May 8, 2023	0.4844	2,186	June 27, 2023
February 17, 2023	0.4844	2,198	March 27, 2023
2022
November 1, 2022	0.4844	2,198	December 27, 2022
August 2, 2022	0.4844	2,198	September 27, 2022
May 3, 2022	0.4844	2,991	June 27, 2022
February 16, 2022	0.4844	3,003	March 28, 2022

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2023
November 2, 2023	0.46875	3,548	December 27, 2023
August 2, 2023	0.46875	3,605	September 27, 2023
May 8, 2023	0.46875	3,654	June 27, 2023
February 17, 2023	0.46875	3,664	March 27, 2023
2022
November 1, 2022	0.46875	3,664	December 27, 2022
August 2, 2022	0.46875	3,664	September 27, 2022
May 3, 2022	0.46875	5,109	June 27, 2022
February 16, 2022	0.46875	5,391	March 28, 2022

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2023
December 18, 2023	0.40	19,384	January 26, 2024
September 26, 2023	0.40	19,384	October 27, 2023
June 21, 2023	0.40	17,834	July 27, 2023
March 27, 2023	0.40	16,658	April 27, 2023
2022
December 19, 2022	0.65	25,162	January 27, 2023
September 26, 2022	0.65	22,979	October 27, 2022
June 27, 2022	0.90	29,721	July 27, 2022
March 28, 2022	0.90	29,693	April 27, 2022
The following table sets forth the dividends declared per share of our preferred and common stock and their related tax characterization for the fiscal tax years ended December 31, 2023 and 2022. Common stock dividends on CUSIP 46131B100, which were declared and paid prior to our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022, have not been retroactively adjusted in the table below.

			Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared in Prior Year and Taxable in Current Year	Dividends Declared and Taxable in Current Year	Ordinary Dividends	Return of Capital	Capital Gain Distribution
Series B Preferred Stock Dividends
Fiscal tax year 2023	—	1.936700	1.936700	—	—
Fiscal tax year 2022	—	1.936700	1.936700	—	—

Series C Preferred Stock Dividends
Fiscal tax year 2023	—	1.875000	1.875000	—	—
Fiscal tax year 2022	—	1.875000	1.875000	—	—

Common Stock Dividends
Fiscal tax year 2023 (CUSIP 46131B704)	0.650000	1.600000	2.250000	—	—
Fiscal tax year 2022 (CUSIP 46131B704)(1)	—	1.550000	0.873081	0.676919	—
Fiscal tax year 2022 (CUSIP 46131B100)	0.090000	0.090000	0.101390	0.078610	—
(1)Excludes common stock dividend of $0.65 per share declared on December 19, 2022 that had a record date of January 9, 2023. This dividend is a 2023 dividend for federal income tax purposes.

Note 13 – Earnings (Loss) per Common Share
Common share amounts and earnings (loss) per share have been retroactively adjusted to reflect our one-for-ten reverse stock split that was effected following the close of business on June 3, 2022. Earnings (loss) per share for the years ended December 31, 2023, 2022 and 2021 is computed as follows:

In thousands except per share amounts	Years Ended December 31,
	2023	2022	2021
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(37,541)	(416,963)	(132,477)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	44,074	34,160	27,513
Dilutive Shares	44,074	34,160	27,513
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.85)	(12.21)	(4.82)
Diluted	(0.85)	(12.21)	(4.82)

The following potential weighted average common shares were excluded from diluted earnings per share as the effect would be antidilutive: for the year ended December 31, 2023: 944 shares for restricted stock awards. (December 31, 2022: 1,216 for restricted stock awards; December 31, 2021: 1,606 for restricted stock awards).
Note 14 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off balance sheet commitments and contingencies as of December 31, 2023 are discussed below.
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
Note 15 – Subsequent Events
Dividends
We declared the following dividends on February 21, 2024: a Series B Preferred Stock dividend of $0.4844 per share payable on March 27, 2024 to our stockholders of record as of March 5, 2024, and a Series C Preferred Stock dividend of $0.46875 per share payable on March 27, 2024 to our stockholders of record as of March 5, 2024.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2023

$ in thousands
Reconciliation of Carrying Value of Mortgage Loans on Real Estate:
	2023	2022	2021
Beginning balance	—	23,515	23,098
Additions:
Unrealized gain	—	404	417
Deductions:
Collection of principal	—	23,919	—
Unrealized loss	—	—	—
Ending balance	—	—	23,515

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.

By:	/s/ John M. Anzalone
John M. Anzalone Chief Executive Officer
Date:	February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ John M. Anzalone	Chief Executive Officer	February 22, 2024
	John M. Anzalone	(principal executive officer)

By:	/s/ R. Lee Phegley, Jr.	Chief Financial Officer	February 22, 2024
	R. Lee Phegley, Jr.	(principal financial officer)

By:	/s/ Roseann M. Perlis	Chief Accounting Officer	February 22, 2024
	Roseann M. Perlis	(principal accounting officer)

By:	/s/ John S. Day	Director	February 22, 2024
John S. Day

By:	/s/ Carolyn Gibbs	Director	February 22, 2024
Carolyn Gibbs

By:	/s/ Carolyn B. Handlon	Director	February 22, 2024
Carolyn B. Handlon

By:	/s/ Katharine W. Kelley	Director	February 22, 2024
Katharine W. Kelley

By:	/s/ Don H. Liu	Director	February 22, 2024
Don H. Liu

By:	/s/ Dennis P. Lockhart	Director	February 22, 2024
Dennis P. Lockhart

By:	/s/ Beth A. Zayicek	Director	February 22, 2024
Beth A. Zayicek

