Form 10-Q
period 2024-03-31
Invesco Mortgage Capital Inc.
filed 2024-05-08
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2024, there were 48,825,594 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	March 31, 2024	December 31, 2023
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $4,616,412 and $4,712,185, respectively; net of allowance for credit losses of $359 and $320, respectively)	5,007,104	5,045,306
U.S. Treasury securities, at fair value	—	11,214
Cash and cash equivalents	59,890	76,967
Restricted cash	140,615	121,670
Investment related receivable	22,924	26,604
Derivative assets, at fair value	131	939
Other assets	809	1,509
Total assets	5,231,473	5,284,209
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	4,393,908	4,458,695
Dividends payable	19,530	19,384
Accrued interest payable	26,986	15,787
Collateral held payable	412	2,475
Accounts payable and accrued expenses	1,305	1,296
Due to affiliate	3,760	3,907
Total liabilities	4,445,901	4,501,544
Commitments and contingencies (See Note 14):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 4,292,650 and 4,385,997 shares issued and outstanding, respectively ($107,316 and $109,650 aggregate liquidation preference, respectively)	103,758	106,014
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 7,449,522 and 7,545,439 shares issued and outstanding, respectively ($186,238 and $188,636 aggregate liquidation preference, respectively)	180,154	182,474
Common Stock, par value $0.01 per share; 67,000,000 shares authorized, 48,825,594 and 48,460,626 shares issued and outstanding, respectively	488	484
Additional paid in capital	4,014,580	4,011,138
Accumulated other comprehensive income	535	698
Retained earnings (distributions in excess of earnings)	(3,513,943)	(3,518,143)
Total stockholders’ equity	785,572	782,665
Total liabilities and stockholders' equity	5,231,473	5,284,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
$ in thousands, except share data	2024	2023

Interest income	68,583	69,287
Interest expense	61,580	49,726
Net interest income	7,003	19,561
Other income (loss)
Gain (loss) on investments, net	(66,153)	51,956
(Increase) decrease in provision for credit losses	(39)	—
Equity in earnings (losses) of unconsolidated ventures	(193)	2
Gain (loss) on derivative instruments, net	93,161	(44,895)
Other investment income (loss), net	—	(93)
Total other income (loss)	26,776	6,970
Expenses
Management fee – related party	2,861	2,979
General and administrative	1,796	2,089
Total expenses	4,657	5,068
Net income (loss)	29,122	21,463
Dividends to preferred stockholders	(5,585)	(5,862)
Gain on repurchase and retirement of preferred stock	193	—
Net income (loss) attributable to common stockholders	23,730	15,601
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.49	0.39
Diluted	0.49	0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2024	2023
Net income (loss)	29,122	21,463
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	(202)	(476)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	39	—
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to interest expense	—	(4,494)
Currency translation adjustments on investment in unconsolidated venture	—	(10)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	—	123
Total other comprehensive income (loss)	(163)	(4,857)
Comprehensive income (loss)	28,959	16,606
Dividends to preferred stockholders	(5,585)	(5,862)
Gain on repurchase and retirement of preferred stock	193	—
Comprehensive income (loss) attributable to common stockholders	23,567	10,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2024 and 2023
(Unaudited)

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,385,997	106,014	7,545,439	182,474	48,460,626	484	4,011,138	698	(3,518,143)	782,665
Net income (loss)	—	—	—	—	—	—	—	—	29,122	29,122
Other comprehensive income (loss)	—	—	—	—	—	—	—	(163)	—	(163)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	365,838	4	3,314	—	—	3,318
Stock awards	—	—	—	—	(870)	—	—	—	—	—
Repurchase and retirement of preferred stock	(93,347)	(2,256)	(95,917)	(2,320)	—	—	—	—	193	(4,383)
Common stock dividends	—	—	—	—	—	—	—	—	(19,530)	(19,530)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,585)	(5,585)
Amortization of equity-based compensation	—	—	—	—	—	—	128	—	—	128
Balance as of March 31, 2024	4,292,650	103,758	7,449,522	180,154	48,825,594	488	4,014,580	535	(3,513,943)	785,572

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,537,634	109,679	7,816,470	189,028	38,710,916	387	3,901,562	10,761	(3,407,342)	804,075
Net income (loss)	—	—	—	—	—	—	—	—	21,463	21,463
Other comprehensive income (loss)	—	—	—	—	—	—	—	(4,857)	—	(4,857)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	2,930,069	29	35,763	—	—	35,792
Stock awards	—	—	—	—	6,259	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(16,658)	(16,658)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,862)	(5,862)
Amortization of equity-based compensation	—	—	—	—	—	—	162	—	—	162
Balance as of March 31, 2023	4,537,634	109,679	7,816,470	189,028	41,647,244	416	3,937,487	5,904	(3,408,399)	834,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2024	2023
Cash Flows from Operating Activities
Net income (loss)	29,122	21,463
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and (discounts), net	(3,163)	1,938
Realized and unrealized (gain) loss on derivative instruments, net	(47,874)	99,359
(Gain) loss on investments, net	66,153	(51,956)
Increase (decrease) in provision for credit losses	39	—
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	193	(2)
Other amortization	128	(4,332)
Loss on foreign currency translation	—	123
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	1,573	(1,025)
Increase (decrease) in operating liabilities	11,328	1,596
Net cash provided by (used in) operating activities	57,499	67,164
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(390,380)	(1,449,957)
Distributions from investments in unconsolidated ventures, net	307	40
Principal payments from mortgage-backed securities	71,212	61,089
Proceeds from sale of mortgage-backed securities	296,535	783,883
Proceeds from sale of U.S. Treasury securities	10,755	—
Settlement (termination) of swaps and TBAs, net	48,682	(91,900)
Net change in due from counterparties and collateral held payable on derivative instruments	—	(49)
Net cash provided by (used in) investing activities	37,111	(696,894)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	3,318	35,792
Repurchase of preferred stock	(4,383)	—
Proceeds from repurchase agreements	8,762,735	9,318,669
Principal repayments of repurchase agreements	(8,827,103)	(8,738,792)
Net change in due from counterparties and collateral held payable on repurchase agreements	(2,063)	(4,671)
Payments of deferred costs	(277)	(153)
Payments of dividends	(24,969)	(31,024)
Net cash provided by (used in) financing activities	(92,742)	579,821
Net change in cash, cash equivalents and restricted cash	1,868	(49,909)
Cash, cash equivalents and restricted cash, beginning of period	198,637	278,781
Cash, cash equivalents and restricted cash, end of period	200,505	228,872
Supplement Disclosure of Cash Flow Information
Interest paid	50,381	52,386
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities classified as available-for-sale	163	476
Dividends declared not paid	19,530	16,658
Net change in investment related receivable (payable)	(2,320)	(723)
Net change in foreign currency translation adjustment recorded in accumulated other comprehensive income	—	(113)

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
As of March 31, 2024, we were invested in:
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
•CMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency CMBS”); and
•RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency RMBS”).
During the periods presented in these condensed consolidated financial statements, we also invested in U.S. Treasury securities and real estate-related financing arrangements in the form of unconsolidated ventures.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023.

Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary as of March 31, 2024 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	10,188	10,188
Non-Agency RMBS	7,651	7,651
Total	17,839	17,839
Refer to Note 4 - "Mortgage-Backed Securities" for additional details regarding these investments.
Note 4 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type as of March 31, 2024 and December 31, 2023.

As of March 31, 2024
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate pass-through	4,752,141	(144,348)	4,607,793	—	41,259	4,649,052	5.35%
Agency-CMO (2)	564,173	(491,192)	72,981	—	1,720	74,701	9.64%
Agency CMBS	270,623	(6,343)	264,280	—	1,232	265,512	4.94%
Non-Agency CMBS	11,000	(245)	10,755	(359)	(208)	10,188	9.58%
Non-Agency RMBS (3)(4)(5)	267,218	(260,134)	7,084	—	567	7,651	9.05%
Total	5,865,155	(902,262)	4,962,893	(359)	44,570	5,007,104	5.41%
(1)Period-end weighted average yield is based on amortized cost as of March 31, 2024 and incorporates future prepayment and loss assumptions when appropriate.
(2)All Agency collateralized mortgage obligations (“Agency-CMO”) are interest-only securities (“Agency IO”).
(3)Non-Agency RMBS is 66.5% fixed rate, 32.8% variable rate, and 0.7% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying hybrid adjustable-rate mortgage (“ARM”) loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 96.8% of principal/notional balance, 36.8% of amortized cost and 32.7% of fair value.

As of December 31, 2023
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate pass-through	5,005,512	(159,924)	4,845,588	—	106,886	4,952,474	5.33%
Agency-CMO (2)	573,240	(498,355)	74,885	—	(127)	74,758	9.74%
Non-Agency CMBS	11,000	(372)	10,628	(320)	(373)	9,935	9.58%
Non-Agency RMBS (3)(4)(5)	275,061	(267,744)	7,317	—	822	8,139	9.10%
Total	5,864,813	(926,395)	4,938,418	(320)	107,208	5,045,306	5.42%
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
(5)Non-Agency RMBS includes non-Agency IO which represent 96.9% of principal/notional balance, 37.6% of amortized cost and 31.7% of fair value.
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of March 31, 2024 and December 31, 2023. We have elected the fair value option for our MBS purchased on or after September 1, 2016 and all of our RMBS interest-only securities. As of March 31, 2024 and December 31, 2023, approximately 99.7% of our MBS were accounted for under the fair value option.

	As of
	March 31, 2024			December 31, 2023
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
30 year fixed-rate pass-through	—	4,649,052	4,649,052	—	4,952,474	4,952,474
Agency-CMO	—	74,701	74,701	—	74,758	74,758
Agency CMBS	—	265,512	265,512	—	—	—
Non-Agency CMBS	10,188	—	10,188	9,935	—	9,935
Non-Agency RMBS	5,309	2,342	7,651	5,743	2,396	8,139
Total	15,497	4,991,607	5,007,104	15,678	5,029,628	5,045,306
The components of the carrying value of our MBS portfolio as of March 31, 2024 and December 31, 2023 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our condensed consolidated balance sheets, was $22.3 million as of March 31, 2024 (December 31, 2023: $22.3 million).

	As of
	March 31, 2024			December 31, 2023
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	5,042,208	822,947	5,865,155	5,025,062	839,751	5,864,813
Unamortized premium	4,999	—	4,999	5,061	—	5,061
Unamortized discount	(159,905)	(747,356)	(907,261)	(169,342)	(762,114)	(931,456)
Allowance for credit losses	(359)	—	(359)	(320)	—	(320)
Gross unrealized gains (1)	47,275	4,423	51,698	107,899	3,523	111,422
Gross unrealized losses (1)	(4,322)	(2,806)	(7,128)	(393)	(3,821)	(4,214)
Fair value	4,929,896	77,208	5,007,104	4,967,967	77,339	5,045,306
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three months ended March 31, 2024 and 2023 is provided below in this Note 4.
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of March 31, 2024 and December 31, 2023.

	As of
$ in thousands	March 31, 2024	December 31, 2023
Less than one year	—	—
Greater than one year and less than five years	10,432	189,845
Greater than or equal to five years	4,996,672	4,855,461
Total	5,007,104	5,045,306

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023.
As of March 31, 2024

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate pass-through (1)	883,441	(3,898)	10	—	—	—	883,441	(3,898)	10
Agency-CMO (1)	5,326	(253)	1	26,096	(2,218)	6	31,422	(2,471)	7
Agency CMBS (1)	73,416	(192)	9	—	—	—	73,416	(192)	9
Non-Agency CMBS (2)	—	—	—	10,189	(207)	1	10,189	(207)	1
Non-Agency RMBS (3)	80	(1)	1	1,437	(359)	9	1,517	(360)	10
Total	962,263	(4,344)	21	37,722	(2,784)	16	999,985	(7,128)	37
(1)Fair value option has been elected for all Agency securities in an unrealized loss position.
(2)Unrealized losses on non-Agency CMBS are included in accumulated other comprehensive income. These losses are not reflected in an allowance for credit losses based on a comparison of discounted expected cash flows to current amortized cost basis.
(3)Includes non-Agency IO with a fair value of $1.2 million for which the fair value option has been elected. Such securities have unrealized losses of $337,000.

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

We recorded a $39,000 provision for credit losses on a single non-Agency CMBS during the three months ended March 31, 2024. We did not record any provisions for credit losses during the three months ended March 31, 2023. The following table presents a roll-forward of our allowance for credit losses.

Three Months Ended March 31,
$ in thousands	2024
Beginning allowance for credit losses	320
Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	39
Ending allowance for credit losses	359
The following table summarizes the components of our total gain (loss) on investments, net for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
$ in thousands	2024	2023
Gross realized gains on sale of MBS	148	5,363
Gross realized losses on sale of MBS	(3,370)	(19,128)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(62,473)	65,721
Net unrealized gains (losses) on U.S. Treasury securities	(372)	—
Net realized gains (losses) on U.S. Treasury securities	(86)	—
Total gain (loss) on investments, net	(66,153)	51,956

The following tables present components of interest income recognized for the three months ended March 31, 2024 and 2023.
For the three months ended March 31, 2024

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	66,131	1,136	67,267
Agency CMBS	504	5	509
Non-Agency CMBS	125	127	252
Non-Agency RMBS	280	(126)	154
U.S. Treasury securities	22	(1)	21
Other (inclusive of interest earned on cash balances)	380	—	380
Total interest income	67,442	1,141	68,583
For the three months ended March 31, 2023

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	67,483	14	67,497
Non-Agency CMBS	475	291	766
Non-Agency RMBS	290	(134)	156
Other (inclusive of interest earned on cash balances)	868	—	868
Total interest income	69,116	171	69,287

Note 5 - U.S. Treasury Securities
The following table presents the components of the carrying value of our U.S. Treasury security as of December 31, 2023. We sold the security during the first quarter of 2024. We did not hold any U.S. Treasury securities as of March 31, 2024.

As of
$ in thousands	December 31, 2023
Principal balance	10,000
Unamortized premium	842
Amortized cost	10,842
Unrealized gain (loss), net	372
Fair value	11,214

Note 6 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. Our repurchase agreements bear interest at a contractually agreed upon rate and generally have maturities ranging from one to six months. We account for our repurchase agreements as secured borrowings since we maintain effective control of the financed assets. Our repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of March 31, 2024.
The following tables summarize certain characteristics of our borrowings as of March 31, 2024 and December 31, 2023. Refer to Note 7 - "Collateral Positions" for collateral pledged and held under our repurchase agreements.

	As of
$ in thousands	March 31, 2024			December 31, 2023
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Amount	Interest	Maturity	Amount	Interest	Maturity
	Outstanding	Rate	(days)	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	4,189,856	5.47%	21	4,458,695	5.53%	20
Repurchase Agreements - Agency CMBS	204,052	5.47%	16	—	N/A	N/A
Total Borrowings	4,393,908	5.47%	20	4,458,695	5.53%	20

Note 7 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, and interest rate swaps as of March 31, 2024 and December 31, 2023. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of how we determine fair value. Agency RMBS and Agency CMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps is classified as restricted cash on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of March 31, 2024 and December 31, 2023, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	March 31, 2024	December 31, 2023
Repurchase Agreements:
Agency RMBS	4,400,266	4,712,185
Agency CMBS	216,146	—
Total repurchase agreements collateral pledged	4,616,412	4,712,185
Derivative Instruments:
Restricted cash	140,615	121,670
Total derivative instruments collateral pledged	140,615	121,670

Total Collateral Pledged:
Mortgage-backed securities	4,616,412	4,712,185
Restricted cash	140,615	121,670
Total Collateral Pledged	4,757,027	4,833,855

	As of
Collateral Held	March 31, 2024	December 31, 2023
Repurchase Agreements:
Cash	412	2,475
Non-cash collateral	8,528	39,130
Total repurchase agreements collateral held	8,940	41,605
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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 105% as of March 31, 2024 (December 31, 2023: 106%) based on the fair value of the securities as reported in our condensed consolidated balance sheets.
Interest Rate Swaps
As of March 31, 2024 and December 31, 2023, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange (“CME”) and LCH Limited (“LCH”) through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
Note 8 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2024.

$ in thousands	Notional Amount as of December 31, 2023	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2024
Interest Rate Swaps	4,065,000	1,335,000	(1,135,000)	4,265,000
Total	4,065,000	1,335,000	(1,135,000)	4,265,000
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
Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on the condensed consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $4.5 million as a decrease to interest expense during the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, there were no gains or losses on discontinued cash flow hedges remaining in accumulated other comprehensive income.
As of March 31, 2024 and December 31, 2023, we had interest rate swaps whereby we pay interest at a fixed rate and receive floating interest based on the secured overnight financing rate (“SOFR”) with the following maturities outstanding.

$ in thousands	As of March 31, 2024
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	740,000	1.62%	5.34%	2.0
3 to 5 years	1,375,000	0.29%	5.34%	3.6
5 to 7 years	1,150,000	0.55%	5.34%	6.3
7 to 10 years	285,000	3.68%	5.34%	9.8
Greater than 10 years	715,000	2.39%	5.34%	20.1
Total	4,265,000	1.17%	5.34%	7.2

$ in thousands	As of December 31, 2023
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	950,000	2.55%	5.38%	1.6
3 to 5 years	1,375,000	0.29%	5.38%	3.8
5 to 7 years	1,150,000	0.55%	5.38%	6.6
Greater than 10 years	590,000	1.75%	5.38%	21.4
Total	4,065,000	1.10%	5.38%	6.6

TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. We did not have any TBAs outstanding as of March 31, 2024 and December 31, 2023.
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of			As of
	March 31, 2024	December 31, 2023		March 31, 2024	December 31, 2023
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	131	939	Interest Rate Swaps Liability	—	—
Total Derivative Assets	131	939	Total Derivative Liabilities	—	—
The following tables summarize the effect of interest rate swaps and TBAs reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023.

$ in thousands	Three Months Ended March 31, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	48,682	45,287	(808)	93,161
Total	48,682	45,287	(808)	93,161

$ in thousands	Three Months Ended March 31, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(90,949)	54,464	(7,968)	(44,453)
TBAs	(951)	—	509	(442)
Total	(91,900)	54,464	(7,459)	(44,895)

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative asset of $131,000 as of March 31, 2024 (December 31, 2023: asset of $939,000) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.
As of March 31, 2024

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Repurchase Agreements (1)	(4,393,908)	—	(4,393,908)	4,393,908	—	—
Total Liabilities (2)	(4,393,908)	—	(4,393,908)	4,393,908	—	—
As of December 31, 2023

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Repurchase Agreements (1)	(4,458,695)	—	(4,458,695)	4,458,695	—	—
Total Liabilities (2)	(4,458,695)	—	(4,458,695)	4,458,695	—	—
(1)The fair value of securities pledged against our borrowings under repurchase agreements was $4.6 billion as of March 31, 2024 (December 31, 2023: $4.7 billion). We held $412,000 of cash collateral under repurchase agreements as of March 31, 2024 (December 31, 2023: $2.5 million).
(2)Cash collateral pledged by us on our derivatives was $140.6 million as of March 31, 2024 (December 31, 2023: $121.7 million) of which $140.6 million relates to initial margin pledged on centrally cleared interest rate swaps (December 31, 2023: $121.7 million). Centrally cleared interest rate swaps are excluded from the tables above. We held no cash collateral on our derivatives as of March 31, 2024 or December 31, 2023.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	As of March 31, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,007,104	—	5,007,104
Derivative assets	—	131	—	131
Total assets	—	5,007,235	—	5,007,235

	As of December 31, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,045,306	—	—	5,045,306
U.S. Treasury securities (2)	—	11,214	—	—	11,214
Derivative assets	—	939	—	—	939
Other assets	—	—	—	500	500
Total assets	—	5,057,459	—	500	5,057,959
(1)For more detail about the fair value of our MBS, refer to Note 4 - “Mortgage-Backed Securities”.
(2)For more information on U.S. Treasury securities, refer to Note 5 - “U.S. Treasury Securities”.
(3)Our investment in an unconsolidated venture was valued using the net asset value (“NAV”) as a practical expedient and was not subject to redemption, although investors could sell or transfer their interest at the approval of the general partner of the underlying funds. The unconsolidated venture made its final distribution in the first quarter of 2024.
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

	As of
	March 31, 2024		December 31, 2023
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities
Repurchase agreements	4,393,908	4,393,901	4,458,695	4,458,662
Total	4,393,908	4,393,901	4,458,695	4,458,662
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

Note 11 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. The costs of support personnel provided by our Manager for the three months ended March 31, 2024 reimbursed or reimbursable by us were $231,000 (March 31, 2023: $409,000).
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
The following table summarizes the costs incurred on our behalf by our Manager during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
$ in thousands	2024	2023
Incurred costs, prepaid or expensed	1,478	1,394
Total incurred costs, originally paid by our Manager	1,478	1,394
Note 12 – Stockholders’ Equity
Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three months ended March 31, 2024, we repurchased and retired 93,347 shares of Series B Preferred Stock and 95,917 shares of Series C Preferred Stock. During the three months ended March 31, 2023, we did not repurchase any shares of preferred stock. As of March 31, 2024, we had authority to repurchase 1,092,650 additional shares of our Series B Preferred Stock and 949,522 additional shares of our Series C Preferred Stock under the current share repurchase program.
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

Common Stock
As of March 31, 2024, we may sell up to 5,934,691 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the three months ended March 31, 2024, we sold 365,838 shares of common stock under our equity distribution agreement for proceeds of $3.3 million, net of approximately $43,000 in commissions and fees. During the three ended March 31, 2023, we sold 2,930,069 shares of common stock under an equity distribution agreement for proceeds of $35.8 million, net of approximately $482,000 in commissions and fees.
During the three months ended March 31, 2024 and 2023, we did not repurchase any shares of our common stock. As of March 31, 2024, we had authority to repurchase 1,816,359 shares of our common stock through our common stock share repurchase program.
Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2024 and 2023. The tables exclude gains and losses on MBS that are accounted for under the fair value option.

	Three Months Ended March 31, 2024
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(202)	—	(202)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	39	—	39
Total other comprehensive income (loss)	—	(163)	—	(163)

AOCI balance at beginning of period	—	698	—	698
Total other comprehensive income (loss)	—	(163)	—	(163)
AOCI balance at end of period	—	535	—	535

	Three Months Ended March 31, 2023
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(476)	—	(476)
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to interest expense	—	—	(4,494)	(4,494)
Currency translation adjustments on investment in unconsolidated venture	(10)	—	—	(10)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	123	—	—	123
Total other comprehensive income (loss)	113	(476)	(4,494)	(4,857)

AOCI balance at beginning of period	(113)	469	10,405	10,761
Total other comprehensive income (loss)	113	(476)	(4,494)	(4,857)
AOCI balance at end of period	—	(7)	5,911	5,904

Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on the condensed consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.

Dividends
The table below summarizes the dividends we declared during the three months ended March 31, 2024 and 2023.

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2024
February 21, 2024	0.4844	2,086	March 27, 2024
2023
February 17, 2023	0.4844	2,198	March 27, 2023

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2024
February 21, 2024	0.46875	3,499	March 27, 2024
2023
February 17, 2023	0.46875	3,664	March 27, 2023

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2024
March 26, 2024	0.40	19,530	April 26, 2024
2023
March 27, 2023	0.40	16,658	April 27, 2023
Note 13 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three months ended March 31, 2024 and 2023 is computed as shown in the table below.

	Three Months Ended March 31,
In thousands, except per share amounts	2024	2023
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	23,730	15,601

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	48,500	39,607
Effect of dilutive securities:
Restricted stock awards	1	1
Dilutive Shares	48,501	39,608
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.49	0.39
Diluted	0.49	0.39
No potential weighted average common shares were excluded from diluted earnings per share for the three months ended March 31, 2024 or 2023 because the effect would be antidilutive.

Note 14 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments as of March 31, 2024 are discussed below.
In the first quarter of 2024, we received a final distribution from our sole remaining unconsolidated venture. However, as of March 31, 2024, we had an outstanding commitment to fund $2.9 million in additional capital if necessary because the venture had not yet been dissolved. In April 2024, the venture was dissolved and the balance of our outstanding uncalled capital commitments was canceled.
Note 15 – Subsequent Events
Dividends
We declared the following dividends on May 7, 2024: a Series B Preferred Stock dividend of $0.4844 per share payable on June 27, 2024 to our stockholders of record as of June 5, 2024 and a Series C Preferred Stock dividend of $0.46875 per share payable on June 27, 2024 to our stockholders of record as of June 5, 2024.

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

Forward-Looking Statements
We make forward-looking statements in this Quarterly Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans, objectives and our views on domestic and global market conditions (including the mortgage-backed securities, residential and commercial real estate markets). When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words.
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
As of March 31, 2024, we were invested in:
•residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) (collectively “Agency RMBS”);
•commercial mortgage-backed securities ("CMBS") that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Freddie Mac or Fannie Mae (collectively “Agency CMBS”);
•CMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency CMBS”); and
•RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency RMBS”).
During the periods presented in this Quarterly Report, we also invested in:
•to-be-announced securities forward contracts (“TBAs”) to purchase Agency RMBS;
•U.S. Treasury securities; and
•other real estate-related financing arrangements in the form of unconsolidated ventures.
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
Of these macroeconomic factors, government policy initiatives, inflation, interest rates and interest rate volatility had the most direct impacts on our performance and financial condition during the first quarter of 2024. Contributing factors included:
•Financial conditions remained accommodative during the first quarter as credit spreads tightened, equity market valuations increased, and interest rate volatility eased as financial markets reacted favorably despite the higher interest rate environment brought on by shifting expectations for economic growth and monetary policy. Inflation readings were generally flat during the quarter, remaining stubbornly above the Federal Reserve’s 2% inflation target. The headline consumer price index (“CPI”) ended the quarter at 3.5%, up from December’s 3.4%, while CPI (ex. food and energy) fell slightly from 3.9% to 3.8%. Given these relatively high readings, investors' expectations for future inflation have adjusted upward, as Treasury inflation-protected securities breakeven rates increased. The two-year breakeven ended the quarter at 2.72% (up from 2.02% at year-end) and the five-year breakeven ended at 2.44% (up from 2.15%)
•Stronger than expected inflation readings, along with continued evidence of robust economic activity, led to sharply higher interest rates across the maturity spectrum during the quarter. The yield on the two-year Treasury increased by 37 basis points to 4.62%, the yield on the five-year Treasury increased 37 basis points to 4.20% and the yield on the ten-year Treasury finished at 4.19%, up 33 basis points on the quarter. The stronger than expected economic growth and inflation data also led to a dramatic re-pricing of the market’s expectations of future monetary policy. These expectations, as seen the through the Federal Funds futures market, adjusted from projecting over six cuts in the

Federal Open Market Committee’s (“FOMC”) benchmark rate during the balance of 2024 to less than three cuts. Further, the market’s expectation for the beginning of the easing cycle shifted from March to July.
•Higher coupon Agency RMBS outperformed Treasuries while coupons lower in the stack underperformed, given a notable decline in interest rate volatility and improvement in supply and demand dynamics in the first quarter of 2024. Despite the sharp increase in interest rates, interest rate volatility fell as market expectations for monetary policy converged with official projections by the FOMC, benefiting valuations in higher coupons. In addition, organic supply remained at very low levels while demand from money managers, commercial banks, and overseas investors broadly outpaced expectations.
•Quantitative tightening continued in the first quarter of 2024, as the Federal Reserve passively reduced the size of their balance sheet through maturities of U.S. Treasuries and paydowns of Agency RMBS. Paydowns of Agency RMBS from the balance sheet added approximately $14.5 billion of net supply to the market each month, well below the Federal Reserve's monthly cap of $35 billion. Although quantitative tightening is anticipated to conclude in the second half of 2024, runoff of the Agency RMBS portion of the balance sheet is expected to continue, with proceeds redeployed into Treasuries.
•Prepayment speeds remained at very low levels given limited housing activity and elevated mortgage rates.
•Premiums on higher coupon specified pool collateral increased modestly given improvement in supply and demand technicals.
•Implied financing via the dollar roll market for TBA investments remained relatively unattractive, as reduced demand from the Federal Reserve and commercial banks negatively impacted fundamentals, while the increase in loan balances worsened the prepayment profile.
•Agency CMBS risk premiums declined over the quarter as new issuance volumes remained relatively low and higher yields helped drive investor demand for fixed-rate bonds.
Market Rates

	As of
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	One Quarter Change	One Year Change
Interest Rates
Effective Federal Funds Rate	5.33%	5.33%	5.33%	5.08%	4.83%	—%	0.50%
One-month SOFR	5.33%	5.35%	5.32%	5.14%	4.81%	(0.02)%	0.52%

2 Year Treasury	4.62%	4.25%	5.04%	4.87%	4.06%	0.37%	0.56%
5 Year Treasury	4.20%	3.83%	4.60%	4.13%	3.61%	0.37%	0.59%
10 Year Treasury	4.19%	3.86%	4.57%	3.82%	3.49%	0.33%	0.70%
30 Year Treasury	4.34%	4.02%	4.71%	3.85%	3.69%	0.32%	0.65%

	As of
(in basis points)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	One Quarter Change	One Year Change
Swap Spreads (1)
2 Year	(8)	(18)	(7)	(8)	3	10	(11)
5 Year	(23)	(32)	(23)	(22)	(23)	9	—
10 Year	(37)	(40)	(30)	(25)	(29)	3	(8)
30 Year	(73)	(71)	(69)	(66)	(73)	(2)	—

30 Year Mortgage Spreads vs. 5/10 Year Treasury Blend (2)
FNMA 2.0%	62	55	63	39	65	7	(3)
FNMA 2.5%	68	65	71	50	73	3	(5)
FNMA 3.0%	75	73	77	61	80	2	(5)
FNMA 3.5%	80	81	85	72	90	(1)	(10)
FNMA 4.0%	89	95	96	89	107	(6)	(18)
FNMA 4.5%	102	110	107	108	125	(8)	(23)
FNMA 5.0%	118	131	125	133	150	(13)	(32)
FNMA 5.5%	138	154	144	161	174	(16)	(36)
FNMA 6.0%	153	165	164	184	174	(12)	(21)

10 Year Agency CMBS Spreads vs. Treasuries (3)
FHLMC K	54	60	74	68	82	(6)	(28)
FNMA DUS	58	67	78	75	77	(9)	(19)
(1)Swap spreads represent the difference between the fixed rate coupon of an interest rate swap and the yield on a U.S. Treasury security with a similar maturity.
(2)Mortgage spreads represent the difference between the yield on the Agency TBA and the blended average yield of five year and ten year U.S. Treasury securities.
(3)Agency CMBS spreads represent the difference between the yields on new issue Freddie Mac K Certificates and Fannie Mae Delegated Underwriting and Servicing MBS (“DUS”) and a U.S. Treasury security with a similar maturity.

Outlook
Given the increase in market volatility in April, we remain cautious on the near-term outlook for the Agency RMBS sector as the market adjusts to shifting expectations around the timing of monetary policy adjustments. Our recent allocation to fixed rate Agency CMBS reduces our exposure to near-term interest rate volatility while providing attractive returns with favorable funding. Over the longer term, however, the potential normalization of monetary policy and a steeper yield curve should be supportive of Agency RMBS. We believe Agency RMBS investors stand to benefit from attractive valuations, favorable funding and robust liquidity as the macro environment evolves.

Investment Activities
The table below shows the composition of our investment portfolio as of March 31, 2024, December 31, 2023 and March 31, 2023.

	As of
$ in thousands	March 31, 2024	December 31, 2023	March 31, 2023
Agency RMBS:
30 year fixed-rate pass-through, at fair value	4,649,052	4,952,474	5,320,942
Agency CMO, at fair value	74,701	74,758	81,258
Agency CMBS, at fair value	265,512	—	—
Non-Agency CMBS, at fair value	10,188	9,935	36,624
Non-Agency RMBS, at fair value	7,651	8,139	8,319
U.S. Treasury securities, at fair value	—	11,214	—
Investments in unconsolidated ventures	—	500	504
Subtotal	5,007,104	5,057,020	5,447,647
TBAs, at implied cost basis (1)	—	—	929
Total investment portfolio, including TBAs	5,007,104	5,057,020	5,448,576
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
As of March 31, 2024, our holdings of 30 year fixed-rate Agency RMBS represented approximately 93% of our total investment portfolio, including TBAs, versus 98% as of December 31, 2023 and March 31, 2023. Our 30 year fixed-rate Agency RMBS holdings as of March 31, 2024, December 31, 2023 and March 31, 2023 consisted of specified pools with coupon distributions as shown in the table below.

	As of
	March 31, 2024			December 31, 2023			March 31, 2023
$ in thousands	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield
4.0%	764,780	16.5%	4.64%	876,337	17.7%	4.65%	770,111	14.5%	4.52%
4.5%	892,872	19.2%	4.95%	1,017,191	20.5%	4.95%	1,445,923	27.2%	4.92%
5.0%	1,001,505	21.5%	5.34%	1,028,036	20.8%	5.34%	1,539,794	28.9%	5.27%
5.5%	992,970	21.4%	5.59%	1,016,707	20.5%	5.59%	1,565,114	29.4%	5.53%
6.0%	996,925	21.4%	6.03%	1,014,203	20.5%	6.03%	—	—	—%
Total 30 year fixed-rate Agency RMBS	4,649,052	100.0%	5.35%	4,952,474	100.0%	5.33%	5,320,942	100.0%	5.15%
Our purchases of Agency RMBS have been primarily focused on specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. The table below shows the specified pool characteristics of our 30 year fixed-rate Agency RMBS holdings as of March 31, 2024, December 31, 2023 and March 31, 2023.

	As of
	March 31, 2024		December 31, 2023		March 31, 2023
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
Specified pool characteristic:
Geographic location	968,689	20.9%	1,079,310	21.8%	1,566,529	29.5%
Loan balance	2,130,283	45.8%	2,193,876	44.3%	1,338,150	25.1%
High loan-to-value ratio	470,621	10.1%	574,246	11.6%	956,556	18.0%
Low credit score	1,079,459	23.2%	1,105,042	22.3%	1,459,707	27.4%
Total 30 year fixed-rate Agency RMBS	4,649,052	100.0%	4,952,474	100.0%	5,320,942	100.0%
As of March 31, 2024, our holdings of Agency CMBS represented approximately 5% of our total investment portfolio versus 0% as of December 31, 2023 and March 31, 2023. As of March 31, 2024, our Agency CMBS holdings were comprised of fixed-rate securities with Fannie Mae DUS representing 74% our holdings and Freddie Mac Multifamily Participation Certificates representing 24% of our holdings. We invested in Agency CMBS in the first quarter of 2024 because these securities benefit from prepayment protection characteristics and have an attractive return profile. Further, the hedging costs related to these holdings are economical as they are less sensitive to interest rate risk given prepayment protection and scheduled balloon maturity payments.
As of March 31, 2024, December 31, 2023 and March 31, 2023, our holdings of non-Agency CMBS and non-Agency RMBS represented less than 1% of our total investment portfolio, including TBAs. Approximately 70% of our non-Agency securities were rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of March 31, 2024.
In the first quarter of 2024, we received a final distribution from our sole remaining unconsolidated venture. Following this distribution, we no longer have any investments in unconsolidated ventures.
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

$ in thousands	Collateralized borrowings under repurchase agreements
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
March 31, 2023	4,814,700	4,734,819	4,814,700
June 30, 2023	4,959,388	4,791,720	4,959,388
September 30, 2023	4,987,006	4,902,400	4,987,006
December 31, 2023	4,458,695	3,736,432	4,458,695
March 31, 2024	4,393,908	4,419,757	4,531,261
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
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the three months ended March 31, 2024, we entered into interest rate swaps with a notional amount of $1.3 billion and terminated existing interest rate swaps with a notional amount of $1.1 billion. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations.
Capital Activities
As of March 31, 2024, we may sell up to 5,934,691 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. During the three months ended March 31, 2024, we sold 365,838 shares of common stock under our equity distribution agreement for proceeds of $3.3 million, net of approximately $43,000 in commissions and fees. During the three months ended March 31, 2023, we sold 2,930,069 shares of common stock under an equity distribution agreement for proceeds of $35.8 million, net of approximately $482,000 in commissions and fees.
For information on dividends declared during the three months ended March 31, 2024 and 2023, see Note 12 - "Stockholders' Equity" of our condensed consolidated financial statements in Part I. Item 1 of this report on Form 10-Q.
During the three months ended March 31, 2024, we did not repurchase any shares of our common stock.
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three months ended March 31, 2024, we repurchased and retired 93,347 shares of Series B Preferred Stock and 95,917 shares of Series C Preferred Stock. During the three months ended March 31, 2023, we did not repurchase any shares of preferred stock. As of March 31, 2024, we had authority to repurchase 1,092,650 additional shares of our Series B Preferred Stock and 949,522 additional shares of our Series C Preferred Stock under the current share repurchase program.
Book Value per Common Share
We calculate book value per common share as follows.

	As of
In thousands except per share amounts	March 31, 2024	December 31, 2023
Numerator (adjusted equity):
Total equity	785,572	782,665
Less: Liquidation preference of Series B Preferred Stock	(107,316)	(109,650)
Less: Liquidation preference of Series C Preferred Stock	(186,238)	(188,636)
Total adjusted equity	492,018	484,379

Denominator (number of shares):
Common stock outstanding	48,826	48,461

Book value per common share	10.08	10.00
Our book value per common share increased 0.8% as of March 31, 2024 compared to December 31, 2023 as our higher coupon Agency RMBS performed well relative to interest rate swap hedges, despite a notable increase in interest rates during the quarter. Strong performance in higher coupons was driven by a meaningful decline in interest rate volatility given market expectations for monetary policy easing in the first half of 2024. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our most recent Form 10-K for the year ended December 31, 2023.
Recent Accounting Standards
None.

Results of Operations
The table below presents information from our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
$ in thousands, except share data	2024	2023

Interest income	68,583	69,287
Interest expense	61,580	49,726
Net interest income	7,003	19,561
Other income (loss)
Gain (loss) on investments, net	(66,153)	51,956
(Increase) decrease in provision for credit losses	(39)	—
Equity in earnings (losses) of unconsolidated ventures	(193)	2
Gain (loss) on derivative instruments, net	93,161	(44,895)
Other investment income (loss), net	—	(93)
Total other income (loss)	26,776	6,970
Expenses
Management fee – related party	2,861	2,979
General and administrative	1,796	2,089
Total expenses	4,657	5,068
Net income (loss)	29,122	21,463
Dividends to preferred stockholders	(5,585)	(5,862)
Gain on repurchase and retirement of preferred stock	193	—
Net income (loss) attributable to common stockholders	23,730	15,601
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.49	0.39
Diluted	0.49	0.39
Weighted average number of shares of common stock:
Basic	48,499,863	39,607,354
Diluted	48,500,476	39,608,545

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
$ in thousands	2024	2023
Average earning assets (1)	4,972,242	5,245,291
Average earning asset yields (2)	5.52%	5.28%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Total average earning assets decreased $273.0 million for the three months ended March 31, 2024 compared to 2023. We maintained similar amounts of leverage during both periods, but modest declines in stockholders' equity resulted in lower average earnings assets for the three months ended March 31, 2024 compared to 2023. Average earning asset yields increased for the three months ended March 31, 2024 compared to 2023 due to our rotation into higher yielding Agency RMBS.
We earned total interest income of $68.6 million for the three months ended March 31, 2024 (March 31, 2023: $69.3 million). Our interest income includes coupon interest and net (premium amortization) discount accretion as shown in the table below.

	Three Months Ended March 31,
$ in thousands	2024	2023
Interest Income
Coupon interest	67,442	69,116
Net (premium amortization) discount accretion	1,141	171
Total interest income	68,583	69,287
Interest income was relatively unchanged for the three months ended March 31, 2024 compared to 2023 as a decrease in average earning assets was largely offset by an increase in average earning asset yields.
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
The following table presents net (premium amortization) discount accretion recognized for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
$ in thousands	2024	2023
Agency RMBS	1,136	14
Agency CMBS	5	—
Non-Agency CMBS	127	291
Non-Agency RMBS	(126)	(134)
U.S. Treasury Securities	(1)	—
Net (premium amortization) discount accretion	1,141	171

Net discount accretion was $1.1 million for the three months ended March 31, 2024 compared to $171,000 in 2023. The increase in net discount accretion for the three months ended March 31, 2024 compared to 2023 was the result of repositioning our Agency RMBS portfolio into securities with lower book prices and slightly faster prepayment rates.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents information related to our borrowings and cost of funds for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
$ in thousands	2024	2023
Total average borrowings (1)	4,419,757	4,737,476
Maximum borrowings during the period (2)	4,531,261	4,814,700
Cost of funds (3)	5.57%	4.20%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense including amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.
Total average borrowings decreased $317.7 million for the three months ended March 31, 2024 compared to 2023. We maintained similar amounts of leverage during both periods, but modest declines in stockholders' equity resulted in lower average borrowings for the three months ended March 31, 2024 compared to 2023. Our average cost of funds increased 137 basis points for the three months ended March 31, 2024 compared to 2023 as the FOMC has raised the Federal Funds target rate from a range of 4.25% to 4.50% as of January 1, 2023 to a range of 5.25% to 5.50% as of March 31, 2024.
The table below presents the components of interest expense for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
$ in thousands	2024	2023
Interest Expense
Interest expense on repurchase agreement borrowings	61,580	54,220
Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	(4,494)
Total interest expense	61,580	49,726
Our interest expense increased $11.9 million for the three months ended March 31, 2024 compared to 2023 as increases in our cost of funds more than offset decreases in our average borrowings.
Our interest expense as reported in our condensed consolidated statement of operations includes amortization of net deferred gains and losses on de-designated interest rate swaps as summarized in the table above. Amortization of net deferred gains on de-designated interest rate swaps decreased our total interest expense by $4.5 million during the three months ended March 31, 2023. Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on the condensed consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. As of March 31, 2024 and December 31, 2023, there were no net deferred gains or losses on discontinued cash flow hedges remaining in accumulated other comprehensive income.

Net Interest Income
The table below presents the components of net interest income for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
$ in thousands	2024	2023

Interest income	68,583	69,287
Interest Expense:
Interest expense on repurchase agreement borrowings	61,580	54,220
Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	(4,494)
Total interest expense	61,580	49,726
Net interest income	7,003	19,561
Net interest rate margin	(0.05)%	1.08%
Our net interest income, which equals total interest income less total interest expense, totaled $7.0 million for the three months ended March 31, 2024 (March 31, 2023: $19.6 million). The decrease in net interest income and net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds, for three months ended March 31, 2024 compared to 2023 was due to higher interest expense related to increases in the Federal Funds target rate. Our cost of funds is generally more sensitive to changes in interest rates than the yield on our investment portfolio, which is largely comprised of 30 year fixed-rate Agency RMBS.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
$ in thousands	2024	2023
Net realized gains (losses) on sale of MBS	(3,222)	(13,765)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(62,473)	65,721
Net unrealized gains (losses) on U.S. Treasury securities	(372)	—
Net realized gains (losses) on U.S. Treasury securities	(86)	—
Total gain (loss) on investments, net	(66,153)	51,956
During the three months ended March 31, 2024, we sold MBS and realized net losses of $3.2 million (March 31, 2023: net losses of $13.8 million). Net realized losses during the three months ended March 31, 2024 reflect sales of lower coupon Agency RMBS with a portion of the proceeds being used to purchase Agency CMBS. Net realized losses during the three months ended March 31, 2023 primarily reflect the repositioning of Agency RMBS coupon allocations and sales of lower yielding Agency RMBS to purchase higher yielding Agency RMBS in an effort to improve the earnings power of the portfolio.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Before September 1, 2016, we had also elected the fair value option for our non-Agency RMBS interest-only securities. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, $5.0 billion or 99.7% of our MBS were accounted for under the fair value option.
We recorded net unrealized losses on our MBS portfolio accounted for under the fair value option of $62.5 million in the three months ended March 31, 2024 compared to net unrealized gains of $65.7 million in the three months ended March 31, 2023. Net unrealized losses in the three months ended March 31, 2024 resulted from higher interest rates during the quarter, as valuations on fixed-rate securities declined as interest rates rose. Net unrealized gains in the three months ended March 31, 2023 were primarily due to improved Agency RMBS valuations as yields on Treasuries decreased.
We recorded net realized and unrealized losses of $458,000 on U.S. Treasury securities in the three months ended March 31, 2024. We did not hold any U.S. Treasury securities during the three months ended March 31, 2023.
(Increase) Decrease in Provision for Credit Losses
As of March 31, 2024, $15.5 million of our MBS are classified as available-for-sale and subject to evaluation for credit losses (December 31, 2023: $15.7 million). During the three months ended March 31, 2024, we recorded a $39,000 provision for credit losses on a single non-Agency CMBS based on a comparison of the security's amortized cost basis to discounted expected cash flows. We did not record any provisions for credit losses during the three months ended March 31, 2023.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three months ended March 31, 2024 we recorded equity in losses of unconsolidated ventures of $193,000 (March 31, 2023: equity in earnings of $2,000). We received a final distribution from our sole remaining unconsolidated venture during the first quarter of 2024, and the venture was dissolved in April 2024.
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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods.

$ in thousands	Three months ended March 31, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	48,682	45,287	(808)	93,161
Total	48,682	45,287	(808)	93,161

$ in thousands	Three months ended March 31, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(90,949)	54,464	(7,968)	(44,453)
TBAs	(951)	—	509	(442)
Total	(91,900)	54,464	(7,459)	(44,895)

During the three months ended March 31, 2024, we entered into interest rate swaps with a notional amount of $1.3 billion and terminated existing interest rate swaps with a notional amount of $1.1 billion. We recorded net gains of $93.2 million on interest rate swaps for the three months ended March 31, 2024 (March 31, 2023: net losses of $44.5 million) primarily due to changes in forward interest rate expectations.
As of March 31, 2024, we had $4.4 billion of repurchase agreement borrowings with a weighted average remaining maturity of 20 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.
As of March 31, 2024 and December 31, 2023, we held the following interest rate swaps whereby we pay fixed rate interest and receive floating rate interest based upon SOFR.

$ in thousands	As of March 31, 2024				As of December 31, 2023
Derivative instrument	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps	4,265,000	1.17%	5.34%	7.2	4,065,000	1.10%	5.38%	6.6
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. As of March 31, 2024 and December 31, 2023, we had no investments in TBAs. We recorded $442,000 of net realized and unrealized losses on TBAs during the three months ended March 31, 2023.

Other Investment Income (Loss), net
Our other investment income (loss), net during the three months ended March 31, 2023 consisted of foreign currency transaction gains and losses and the reclassification of our foreign currency translation adjustment that was previously recorded in accumulated other comprehensive income related to an unconsolidated venture that was liquidated during the first quarter of 2023.
Expenses
We incurred management fees of $2.9 million for the three months ended March 31, 2024 (March 31, 2023: $3.0 million). Management fees decreased for the three months ended March 31, 2024 compared to the same period in 2023 due to a lower stockholders' equity management fee base. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $1.8 million for the three months ended March 31, 2024 (March 31, 2023: $2.1 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.
Gain on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three months ended March 31, 2024, we repurchased and retired 93,347 shares of Series B Preferred Stock and 95,917 shares of Series C Preferred Stock. During the three months ended March 31, 2023, we did not repurchase any shares of preferred stock. Gains on repurchases and retirements of preferred stock represent the difference between the consideration transferred and the carrying value of the preferred stock.
Net Income (Loss) attributable to Common Stockholders
For the three months ended March 31, 2024, our net income attributable to common stockholders was $23.7 million (March 31, 2023: $15.6 million) or $0.49 basic and diluted net income per average share available to common stockholders (March 31, 2023: $0.39). The change in net income attributable to common stockholders was primarily due to (i) net gains on derivative instruments of $93.2 million in the 2024 period compared to net losses on derivative instruments of $44.9 million in the 2023 period; (ii) net losses on investments of $66.2 million in the 2024 period compared to net gains on investments of $52.0 million in the 2023 period; and (iii) a $12.6 million decrease in net interest income.
For further information on the changes in net gain (loss) on derivative instruments, net gain (loss) on investments and changes in net interest income, see preceding discussion under “Gain (Loss) on Derivative Instruments, net”, “Gain (Loss) on Investments, net” and “Net Interest Income”.
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

	Three Months Ended March 31,
$ in thousands, except per share data	2024	2023
Net income (loss) attributable to common stockholders	23,730	15,601
Adjustments:
(Gain) loss on investments, net	66,153	(51,956)
Realized (gain) loss on derivative instruments, net (1)	(48,682)	91,900
Unrealized (gain) loss on derivative instruments, net (1)	808	7,459
TBA dollar roll income (2)	—	697
Gain on repurchase and retirement of preferred stock	(193)	—
Foreign currency (gains) losses, net (3)	—	93
Amortization of net deferred (gain) loss on de-designated interest rate swaps (4)	—	(4,494)
Subtotal	18,086	43,699
Earnings available for distribution	41,816	59,300
Basic income (loss) per common share	0.49	0.39
Earnings available for distribution per common share (5)	0.86	1.50
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components.

	Three Months Ended March 31,
$ in thousands	2024	2023
Realized gain (loss) on derivative instruments, net	48,682	(91,900)
Unrealized gain (loss) on derivative instruments, net	(808)	(7,459)
Contractual net interest income (expense) on interest rate swaps	45,287	54,464
Gain (loss) on derivative instruments, net	93,161	(44,895)
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
(4)U.S. GAAP interest expense on the condensed consolidated statements of operations includes the following components.

	Three Months Ended March 31,
$ in thousands	2024	2023
Interest expense on repurchase agreement borrowings	61,580	54,220
Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	(4,494)
Total interest expense	61,580	49,726
(5)Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding.

The table below shows the components of earnings available for distribution for the following periods.

	Three Months Ended March 31,
$ in thousands	2024	2023
Effective net interest income (1)	52,290	69,531
TBA dollar roll income	—	697
Equity in earnings (losses) of unconsolidated ventures	(193)	2
(Increase) decrease in provision for credit losses	(39)	—
Total expenses	(4,657)	(5,068)
Subtotal	47,401	65,162
Dividends to preferred stockholders	(5,585)	(5,862)
Earnings available for distribution	41,816	59,300
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution decreased during the three months ended March 31, 2024 compared to the same period in 2023 due to lower effective net interest income. See below for details on the change in effective net interest income.
Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin
We calculate effective interest expense (and by calculation, effective cost of funds) as U.S. GAAP total interest expense adjusted for contractual net interest income (expense) on our interest rate swaps that is recorded as gain (loss) on derivative instruments, net and the amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as interest expense. We view our interest rate swaps as an economic hedge against increases in future market interest rates on our borrowings. We add back the net payments or receipts on our interest rate swap agreements to our total U.S. GAAP interest expense because we use interest rate swaps to add stability to interest expense. We exclude the amortization of net deferred gains (losses) on de-designated interest rate swaps from our calculation of effective interest expense because we do not consider the amortization a current component of our borrowing costs.
We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for contractual net interest income (expense) on our interest rate swaps that is recorded as gain (loss) on derivative instruments, net and amortization of net deferred gains (losses) on de-designated interest rate swaps that is recorded as interest expense.
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

	Three Months Ended March 31,
	2024		2023
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	61,580	5.57%	49,726	4.20%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	—	—%	4,494	0.38%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(45,287)	(4.10)%	(54,464)	(4.60)%
Effective interest expense	16,293	1.47%	(244)	(0.02)%

Our effective interest expense and effective cost of funds increased in the three months ended March 31, 2024 compared to the same period in 2023 due to higher U.S. GAAP interest expense driven by increases in the Federal Funds target rate and decreases in contractual net interest income on interest rate swaps.
In addition to changes caused by the underlying floating rate index, the amount of contractual net interest income or expense on interest swaps that we recognize may change materially from period to period based on changes in the size and composition of our interest rate swap portfolio, which are generally broadly aligned with changes in our repurchase agreement borrowings. See preceding discussion under “Gain (Loss) on Derivative Instruments, net” for details of our interest rate swap portfolio as of March 31, 2024 and December 31, 2023.
The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended March 31,
	2024		2023
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	7,003	(0.05)%	19,561	1.08%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	—%	(4,494)	(0.38)%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	45,287	4.10%	54,464	4.60%
Effective net interest income	52,290	4.05%	69,531	5.30%

Our effective net interest income and effective interest rate margin decreased in the three months ended March 31, 2024 compared to the same period in 2023 due to higher U.S. GAAP interest expense driven by increases in the Federal Funds target rate and decreases in contractual net interest income on interest rate swaps.

Economic Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of March 31, 2024 and December 31, 2023. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of March 31, 2024, approximately 88% of our equity is allocated to Agency RMBS.
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
As of March 31, 2024

$ in thousands	Agency RMBS	Agency CMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	4,723,751	265,512	17,841	5,007,104
Cash and cash equivalents (2)	56,716	3,174	—	59,890
Restricted cash (3)	125,860	14,755	—	140,615
Derivative assets, at fair value (3)	117	14	—	131
Other assets	22,569	1,033	131	23,733
Total assets	4,929,013	284,488	17,972	5,231,473

Repurchase agreements	4,189,856	204,052	—	4,393,908
Other liabilities	48,061	3,245	687	51,993
Total liabilities	4,237,917	207,297	687	4,445,901

Total stockholders' equity (allocated)	691,096	77,191	17,285	785,572
Debt-to-equity ratio (4)	6.1	2.6	—	5.6
Economic debt-to-equity ratio (5)	6.1	2.6	—	5.6
(1)Investments in non-Agency CMBS and non-Agency RMBS are included in credit portfolio.
(2)Cash and cash equivalents is allocated based on our financing strategy for each asset class.
(3)Restricted cash and derivative assets are allocated based on our hedging strategy for each asset class.
(4)Debt-to-equity ratio is calculated as the ratio of total repurchase agreements to total stockholders' equity.
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis to total stockholders' equity. We did not have any TBAs outstanding as of March 31, 2024.

As of December 31, 2023

$ in thousands	Agency RMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	5,027,232	18,074	5,045,306
U.S. Treasury securities	11,214	—	11,214
Cash and cash equivalents (2)	76,967	—	76,967
Restricted cash (3)	121,670	—	121,670
Derivative assets, at fair value (3)	939	—	939
Other assets	27,480	633	28,113
Total assets	5,265,502	18,707	5,284,209

Repurchase agreements	4,458,695	—	4,458,695
Other liabilities	42,117	732	42,849
Total liabilities	4,500,812	732	4,501,544

Total stockholders' equity (allocated)	764,690	17,975	782,665
Debt-to-equity ratio (4)	5.8	—	5.7
Economic debt-to-equity ratio (5)	5.8	—	5.7
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
We held cash, cash equivalents and restricted cash of $200.5 million as of March 31, 2024 (March 31, 2023: $228.9 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $57.5 million for the three months ended March 31, 2024 (March 31, 2023: $67.2 million).
Our investing activities provided net cash of $37.1 million in the three months ended March 31, 2024 compared to net cash used by investing activities of $696.9 million in the three months ended March 31, 2023. Our primary source of cash from investing activities for the three months ended March 31, 2024 was proceeds from sales of MBS of $296.5 million and proceeds from sales of U.S. Treasury securities of $10.8 million (March 31, 2023: $783.9 million from the sales of MBS). We also generated $71.2 million from principal payments of MBS during the three months ended March 31, 2024 (March 31, 2023: $61.1 million) and received cash of $48.7 million to settle derivative contracts in the three months ended March 31, 2024 (March 31, 2023: net cash used of $91.9 million). We used cash of $390.4 million to purchase MBS during the three months ended March 31, 2024 (March 31, 2023: $1.4 billion to purchase MBS).
Our financing activities used net cash of $92.7 million for the three months ended March 31, 2024 compared to net cash provided by financing activities of $579.8 million in the three months ended March 31, 2023. During the three months ended March 31, 2024, we used cash for net repayments on our repurchase agreements of $64.4 million (March 31, 2023: net cash provided of $579.9 million). We also used cash of $25.0 million for the three months ended March 31, 2024 to pay dividends (March 31, 2023: $31.0 million). Proceeds from issuance of common stock provided $3.3 million for the three months ended March 31, 2024 (March 31, 2023: $35.8 million).
As of March 31, 2024, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.6% for Agency RMBS and 5.0% for Agency CMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS and a low of 4% to a high of 6% for Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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
Forward-Looking Statements Regarding Liquidity
As of March 31, 2024, we held $4.6 billion of Agency securities that are financed by repurchase agreements. We also had approximately $390.7 million of unencumbered investments and unrestricted cash of $59.9 million as of March 31, 2024. As of March 31, 2024, our known contractual obligations primarily consisted of $4.4 billion of repurchase agreement borrowings with a weighted average remaining maturity of 20 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities.
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
As of March 31, 2024, no counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $39.3 million, or 5% of our stockholders' equity. The following table summarizes our exposure to counterparties by geographic concentration as of March 31, 2024. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	13	2,459,816	(118,063)
Europe (excluding United Kingdom)	3	586,339	(25,413)
Asia	4	927,386	(46,065)
United Kingdom	1	420,367	(16,765)
Total	21	4,393,908	(206,306)
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
As discussed above, our distribution requirements are based on REIT taxable income rather than U.S. GAAP net income. The primary differences between our REIT taxable income and U.S. GAAP net income are: (i) unrealized gains and losses on investments that we have elected the fair value option for that are included in current U.S. GAAP income but are excluded from REIT taxable income until realized or settled; (ii) gains and losses on derivative instruments that are included in current U.S. GAAP net income but are excluded from REIT taxable income until realized; and (iii) temporary differences related to amortization of premiums and discounts on investments. For additional information regarding the characteristics of our dividends, refer to Note 12 – "Stockholders' Equity" of our annual report on Form 10-K for the year ended December 31, 2023.
Unrelated Business Taxable Income
We have not engaged in transactions that would result in a portion of our income being treated as unrelated business taxable income.
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended March 31, 2024, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2024.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of March 31, 2024, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
For additional discussion of market risk, see Part I. Item 1 - Risk Factors of our annual report on Form 10-K for the year ended December 31, 2023.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, as of March 31, 2024 and December 31, 2023, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	As of March 31, 2024		As of December 31, 2023
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	0.05%	(0.51)%	(1.04)%	(0.76)%
+0.50%	0.10%	(0.13)%	(0.41)%	(0.23)%
-0.50%	(0.29)%	(0.22)%	0.27%	(0.13)%
-1.00%	(0.52)%	(0.87)%	0.93%	(0.68)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates as of March 31, 2024 and December 31, 2023. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile. When applicable, our scenario analysis assumes a floor of 0% for U.S. Treasury yields and, to be consistent, we also apply a floor of 0% for all related funding costs.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any such legal proceedings.
ITEM 1A.     RISK FACTORS.
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 22, 2024. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following tables sets forth information with respect to our repurchases of Series B Preferred Stock during the three months ended March 31, 2024.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2024 to January 31, 2024	39,317	23.18	39,317	1,146,680
February 1, 2024 to February 29, 2024	37,093	23.96	37,093	1,109,587
March 1, 2024 to March 31, 2024	16,937	24.23	16,937	1,092,650
	93,347	23.68	93,347

The following tables sets forth information with respect to our repurchases of Series C Preferred Stock during the three months ended March 31, 2024.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2024 to January 31, 2024	39,007	22.29	39,007	1,006,432
February 1, 2024 to February 29, 2024	36,510	22.92	36,510	969,922
March 1, 2024 to March 31, 2024	20,400	22.87	20,400	949,522
	95,917	22.65	95,917
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

INVESCO MORTGAGE CAPITAL INC.

May 8, 2024	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

May 8, 2024	By:	/s/ R. Lee Phegley, Jr.
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