Form 10-Q
period 2024-06-30
Invesco Mortgage Capital Inc.
filed 2024-08-08
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of July 31, 2024, there were 54,819,685 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023	3

	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2024, June 30, 2024, March 31, 2023 and June 30, 2023	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	50

PART II OTHER INFORMATION		51

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	51

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	June 30, 2024	December 31, 2023
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $4,450,061 and $4,712,185, respectively; net of allowance for credit losses of $622 and $320, respectively)	4,836,827	5,045,306
U.S. Treasury securities, at fair value	—	11,214
Cash and cash equivalents	58,775	76,967
Restricted cash	124,667	121,670
Due from counterparties	1,279	—
Investment related receivable	35,599	26,604
Derivative assets, at fair value	8,991	939
Other assets	391	1,509
Total assets	5,066,529	5,284,209
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	4,260,475	4,458,695
Derivative liabilities, at fair value	1,525	—
Dividends payable	20,255	19,384
Accrued interest payable	20,536	15,787
Collateral held payable	—	2,475
Accounts payable and accrued expenses	1,306	1,296
Due to affiliate	3,216	3,907
Total liabilities	4,307,313	4,501,544
Commitments and contingencies (See Note 14):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 4,247,989 and 4,385,997 shares issued and outstanding, respectively ($106,200 and $109,650 aggregate liquidation preference, respectively)	102,678	106,014
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 7,344,030 and 7,545,439 shares issued and outstanding, respectively ($183,601 and $188,636 aggregate liquidation preference, respectively)	177,603	182,474
Common Stock, par value $0.01 per share; 67,000,000 shares authorized, 50,637,604 and 48,460,626 shares issued and outstanding, respectively	506	484
Additional paid in capital	4,030,745	4,011,138
Accumulated other comprehensive income	648	698
Retained earnings (distributions in excess of earnings)	(3,552,964)	(3,518,143)
Total stockholders’ equity	759,216	782,665
Total liabilities and stockholders' equity	5,066,529	5,284,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share data	2024	2023	2024	2023

Interest income	68,028	71,428	136,611	140,715
Interest expense	59,393	59,022	120,973	108,748
Net interest income	8,635	12,406	15,638	31,967
Other income (loss)
Gain (loss) on investments, net	(45,212)	(99,679)	(111,365)	(47,723)
(Increase) decrease in provision for credit losses	(263)	(169)	(302)	(169)
Equity in earnings (losses) of unconsolidated ventures	—	—	(193)	2
Gain (loss) on derivative instruments, net	28,262	96,624	121,423	51,729
Other investment income (loss), net	—	27	—	(66)
Total other income (loss)	(17,213)	(3,197)	9,563	3,773
Expenses
Management fee – related party	2,945	3,168	5,806	6,147
General and administrative	1,943	1,963	3,739	4,052
Total expenses	4,888	5,131	9,545	10,199
Net income (loss)	(13,466)	4,078	15,656	25,541
Dividends to preferred stockholders	(5,508)	(5,840)	(11,093)	(11,702)
Gain on repurchase and retirement of preferred stock	208	364	401	364
Net income (loss) attributable to common stockholders	(18,766)	(1,398)	4,964	14,203
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.38)	(0.03)	0.10	0.35
Diluted	(0.38)	(0.03)	0.10	0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Net income (loss)	(13,466)	4,078	15,656	25,541
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	(150)	(131)	(352)	(607)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	263	169	302	169
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to interest expense	—	(3,201)	—	(7,695)
Currency translation adjustments on investment in unconsolidated venture	—	—	—	(10)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	—	—	—	123
Total other comprehensive income (loss)	113	(3,163)	(50)	(8,020)
Comprehensive income (loss)	(13,353)	915	15,606	17,521
Dividends to preferred stockholders	(5,508)	(5,840)	(11,093)	(11,702)
Gain on repurchase and retirement of preferred stock	208	364	401	364
Comprehensive income (loss) attributable to common stockholders	(18,653)	(4,561)	4,914	6,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2024 and June 30, 2024
(Unaudited)

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,385,997	106,014	7,545,439	182,474	48,460,626	484	4,011,138	698	(3,518,143)	782,665
Net income (loss)	—	—	—	—	—	—	—	—	29,122	29,122
Other comprehensive income (loss)	—	—	—	—	—	—	—	(163)	—	(163)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	365,838	4	3,314	—	—	3,318
Stock awards	—	—	—	—	(870)	—	—	—	—	—
Repurchase and retirement of preferred stock	(93,347)	(2,256)	(95,917)	(2,320)	—	—	—	—	193	(4,383)
Common stock dividends	—	—	—	—	—	—	—	—	(19,530)	(19,530)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,585)	(5,585)
Amortization of equity-based compensation	—	—	—	—	—	—	128	—	—	128
Balance as of March 31, 2024	4,292,650	103,758	7,449,522	180,154	48,825,594	488	4,014,580	535	(3,513,943)	785,572
Net income (loss)	—	—	—	—	—	—	—	—	(13,466)	(13,466)
Other comprehensive income (loss)	—	—	—	—	—	—	—	113	—	113
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	1,761,155	18	16,034	—	—	16,052
Stock awards	—	—	—	—	50,855	—	—	—	—	—
Repurchase and retirement of preferred stock	(44,661)	(1,080)	(105,492)	(2,551)	—	—	—	—	208	(3,423)
Common stock dividends	—	—	—	—	—	—	—	—	(20,255)	(20,255)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,508)	(5,508)
Amortization of equity-based compensation	—	—	—	—	—	—	131	—	—	131
Balance as of June 30, 2024	4,247,989	102,678	7,344,030	177,603	50,637,604	506	4,030,745	648	(3,552,964)	759,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2023 and June 30, 2023
(Unaudited)

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,537,634	109,679	7,816,470	189,028	38,710,916	387	3,901,562	10,761	(3,407,342)	804,075
Net income (loss)	—	—	—	—	—	—	—	—	21,463	21,463
Other comprehensive income (loss)	—	—	—	—	—	—	—	(4,857)	—	(4,857)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	2,930,069	29	35,763	—	—	35,792
Stock awards	—	—	—	—	6,259	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(16,658)	(16,658)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,862)	(5,862)
Amortization of equity-based compensation	—	—	—	—	—	—	162	—	—	162
Balance as of March 31, 2023	4,537,634	109,679	7,816,470	189,028	41,647,244	416	3,937,487	5,904	(3,408,399)	834,115
Net income (loss)	—	—	—	—	—	—	—	—	4,078	4,078
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3,163)	—	(3,163)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	2,888,639	29	30,939	—	—	30,968
Stock awards	—	—	—	—	43,980	—	—	—	—	—
Repurchase and retirement of preferred stock	(37,788)	(913)	(42,696)	(1,033)	—	—	—	—	364	(1,582)
Common stock dividends	—	—	—	—	—	—	—	—	(17,833)	(17,833)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,840)	(5,840)
Amortization of equity-based compensation	—	—	—	—	—	—	141	—	—	141
Balance as of June 30, 2023	4,499,846	108,766	7,773,774	187,995	44,579,863	445	3,968,567	2,741	(3,427,630)	840,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
$ in thousands	2024	2023
Cash Flows from Operating Activities
Net income (loss)	15,656	25,541
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and (discounts), net	(6,719)	2,752
Realized and unrealized (gain) loss on derivative instruments, net	(32,865)	66,172
(Gain) loss on investments, net	111,365	47,723
Increase (decrease) in provision for credit losses	302	169
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	193	(2)
Other amortization	259	(7,392)
Loss on foreign currency translation	—	123
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(1,783)	(421)
Increase (decrease) in operating liabilities	4,068	19,079
Net cash provided by (used in) operating activities	90,476	153,744
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(624,425)	(2,393,198)
Distributions from investments in unconsolidated ventures, net	307	40
Principal payments from mortgage-backed securities	153,021	144,515
Proceeds from sale of mortgage-backed securities	568,331	1,482,034
Proceeds from sale of U.S. Treasury securities	10,755	—
Settlement (termination) of swaps, TBAs and forwards, net	26,338	(64,954)
Net change in due from counterparties and collateral held payable on derivative instruments	(1,279)	1,584
Net cash provided by (used in) investing activities	133,048	(829,979)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	19,370	66,760
Repurchase of preferred stock	(7,806)	(1,582)
Proceeds from repurchase agreements	17,949,216	17,156,436
Principal repayments of repurchase agreements	(18,147,017)	(16,431,871)
Net change in due from counterparties and collateral held payable on repurchase agreements	(2,475)	(4,892)
Payments of deferred costs	—	(169)
Payments of dividends	(50,007)	(53,523)
Net cash provided by (used in) financing activities	(238,719)	731,159
Net change in cash, cash equivalents and restricted cash	(15,195)	54,924
Cash, cash equivalents and restricted cash, beginning of period	198,637	278,781
Cash, cash equivalents and restricted cash, end of period	183,442	333,705
Supplement Disclosure of Cash Flow Information
Interest paid	116,223	96,830
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities classified as available-for-sale	50	438
Dividends declared not paid	20,255	17,832
Net change in investment related receivable (payable)	6,591	—
Net change in foreign currency translation adjustment recorded in accumulated other comprehensive income	—	(113)

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
As of June 30, 2024, we were invested in:
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

Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary as of June 30, 2024 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	10,264	10,264
Non-Agency RMBS	7,463	7,463
Total	17,727	17,727
Refer to Note 4 - "Mortgage-Backed Securities" for additional details regarding these investments.
Note 4 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type as of June 30, 2024 and December 31, 2023.

As of June 30, 2024
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate pass-through	4,482,253	(124,355)	4,357,898	—	1,898	4,359,796	5.40%
Agency-CMO (2)	553,157	(482,008)	71,149	—	3,562	74,711	9.94%
Agency CMBS	392,924	(8,372)	384,552	—	41	384,593	4.97%
Non-Agency CMBS	11,000	(114)	10,886	(622)	—	10,264	8.91%
Non-Agency RMBS (3)(4)(5)	259,791	(252,826)	6,965	—	498	7,463	9.44%
Total	5,699,125	(867,675)	4,831,450	(622)	5,999	4,836,827	5.45%
(1)Period-end weighted average yield is based on amortized cost as of June 30, 2024 and incorporates future prepayment and loss assumptions when appropriate.
(2)All Agency collateralized mortgage obligations (“Agency-CMO”) are interest-only securities (“Agency IO”).
(3)Non-Agency RMBS is 66.4% fixed rate, 32.9% variable rate, and 0.7% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying hybrid adjustable-rate mortgage (“ARM”) loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 96.8% of principal/notional balance, 35.6% of amortized cost and 32.1% of fair value.

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
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of June 30, 2024 and December 31, 2023. We have elected the fair value option for our MBS purchased on or after September 1, 2016 and all of our RMBS interest-only securities. As of June 30, 2024 and December 31, 2023, approximately 99.7% of our MBS were accounted for under the fair value option.

	As of
	June 30, 2024			December 31, 2023
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
30 year fixed-rate pass-through	—	4,359,796	4,359,796	—	4,952,474	4,952,474
Agency-CMO	—	74,711	74,711	—	74,758	74,758
Agency CMBS	—	384,593	384,593	—	—	—
Non-Agency CMBS	10,264	—	10,264	9,935	—	9,935
Non-Agency RMBS	5,216	2,247	7,463	5,743	2,396	8,139
Total	15,480	4,821,347	4,836,827	15,678	5,029,628	5,045,306

The components of the carrying value of our MBS portfolio as of June 30, 2024 and December 31, 2023 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our condensed consolidated balance sheets, was $21.9 million as of June 30, 2024 (December 31, 2023: $22.3 million).

	As of
	June 30, 2024			December 31, 2023
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	4,894,611	804,514	5,699,125	5,025,062	839,751	5,864,813
Unamortized premium	6,012	—	6,012	5,061	—	5,061
Unamortized discount	(142,801)	(730,886)	(873,687)	(169,342)	(762,114)	(931,456)
Allowance for credit losses	(622)	—	(622)	(320)	—	(320)
Gross unrealized gains (1)	20,391	5,913	26,304	107,899	3,523	111,422
Gross unrealized losses (1)	(17,871)	(2,434)	(20,305)	(393)	(3,821)	(4,214)
Fair value	4,759,720	77,107	4,836,827	4,967,967	77,339	5,045,306
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three and six months ended June 30, 2024 and 2023 is provided below in this Note 4.
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of June 30, 2024 and December 31, 2023.

	As of
$ in thousands	June 30, 2024	December 31, 2023
Less than one year	—	—
Greater than one year and less than five years	10,488	189,845
Greater than or equal to five years	4,826,339	4,855,461
Total	4,836,827	5,045,306

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023.
As of June 30, 2024

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate pass-through (1)	2,503,681	(17,037)	26	—	—	—	2,503,681	(17,037)	26
Agency-CMO (1)	5,192	(284)	1	14,930	(1,845)	4	20,122	(2,129)	5
Agency CMBS (1)	166,146	(806)	16	—	—	—	166,146	(806)	16
Non-Agency RMBS (2)	78	(2)	3	1,386	(331)	9	1,464	(333)	12
Total	2,675,097	(18,129)	46	16,316	(2,176)	13	2,691,413	(20,305)	59
(1)Fair value option has been elected for all Agency securities in an unrealized loss position.
(2)Includes non-Agency IO with a fair value of $1.1 million for which the fair value option has been elected. Such securities have unrealized losses of $305,000.

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

We recorded a $263,000 and $302,000 provision for credit losses during the three and six months ended June 30, 2024, respectively, and a $169,000 provision for credit losses during the three and six months ended June 30, 2023 on a single non-Agency CMBS. The following table presents a roll-forward of our allowance for credit losses.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Beginning allowance for credit losses	(359)	—	(320)	—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	(169)	—	(169)
Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(263)	—	(302)	—
Ending allowance for credit losses	(622)	(169)	(622)	(169)
The following table summarizes the components of our total gain (loss) on investments, net for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Gross realized gains on sale of MBS	—	—	148	5,363
Gross realized losses on sale of MBS	(6,529)	(10,484)	(9,899)	(29,612)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(38,683)	(89,195)	(101,156)	(23,474)
Net unrealized gains (losses) on U.S. Treasury securities	—	—	(372)	—
Net realized gains (losses) on U.S. Treasury securities	—	—	(86)	—
Total gain (loss) on investments, net	(45,212)	(99,679)	(111,365)	(47,723)

The following tables present components of interest income recognized for the three and six months ended June 30, 2024 and 2023.
For the three months ended June 30, 2024

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	61,248	1,595	62,843
Agency CMBS	4,256	165	4,421
Non-Agency CMBS	126	130	256
Non-Agency RMBS	274	(110)	164
Other (inclusive of interest earned on cash balances)	344	—	344
Total interest income	66,248	1,780	68,028
For the three months ended June 30, 2023

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	68,570	1,138	69,708
Non-Agency CMBS	491	296	787
Non-Agency RMBS	288	(125)	163
Other (inclusive of interest earned on cash balances)	770	—	770
Total interest income	70,119	1,309	71,428
For the six months ended June 30, 2024

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	127,377	2,732	130,109
Agency CMBS	4,760	170	4,930
Non-Agency CMBS	251	257	508
Non-Agency RMBS	554	(235)	319
U.S. Treasury securities	22	(1)	21
Other (inclusive of interest earned on cash balances)	724	—	724
Total interest income	133,688	2,923	136,611
For the six months ended June 30, 2023

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	136,053	1,152	137,205
Non-Agency CMBS	966	587	1,553
Non-Agency RMBS	578	(259)	319
Other (inclusive of interest earned on cash balances)	1,638	—	1,638
Total interest income	139,235	1,480	140,715

Note 5 - U.S. Treasury Securities
The following table presents the components of the carrying value of our U.S. Treasury security as of December 31, 2023. We sold the security during the first quarter of 2024. We did not hold any U.S. Treasury securities as of June 30, 2024.

As of
$ in thousands	December 31, 2023
Principal balance	10,000
Unamortized premium	842
Amortized cost	10,842
Unrealized gain (loss), net	372
Fair value	11,214
Note 6 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. Our repurchase agreements bear interest at a contractually agreed upon rate and generally have maturities ranging from one to six months. We account for our repurchase agreements as secured borrowings since we maintain effective control of the financed assets. Our repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of June 30, 2024.
The following tables summarize certain characteristics of our borrowings as of June 30, 2024 and December 31, 2023. Refer to Note 7 - "Collateral Positions" for collateral pledged and held under our repurchase agreements.

	As of
$ in thousands	June 30, 2024			December 31, 2023
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Amount	Interest	Maturity	Amount	Interest	Maturity
	Outstanding	Rate	(days)	Outstanding	Rate	(days)
Repurchase Agreements - Agency RMBS	3,945,401	5.46%	20	4,458,695	5.53%	20
Repurchase Agreements - Agency CMBS	315,074	5.46%	17	—	N/A	N/A
Total Borrowings	4,260,475	5.46%	19	4,458,695	5.53%	20

Note 7 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, interest rate swaps and to-be-announced securities forward contracts ("TBAs") as of June 30, 2024 and December 31, 2023. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of how we determine fair value. Agency RMBS and Agency CMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on TBAs accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of June 30, 2024 and December 31, 2023, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	June 30, 2024	December 31, 2023
Repurchase Agreements:
Agency RMBS	4,118,660	4,712,185
Agency CMBS	331,401	—
Total repurchase agreements collateral pledged	4,450,061	4,712,185
Derivative Instruments:
Cash	1,279	—
Restricted cash	124,667	121,670
Total derivative instruments collateral pledged	125,946	121,670

Total Collateral Pledged:
Mortgage-backed securities	4,450,061	4,712,185
Cash	1,279	—
Restricted cash	124,667	121,670
Total Collateral Pledged	4,576,007	4,833,855

	As of
Collateral Held	June 30, 2024	December 31, 2023
Repurchase Agreements:
Cash	—	2,475
Non-cash collateral	2,160	39,130
Total repurchase agreements collateral held	2,160	41,605
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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 104% as of June 30, 2024 (December 31, 2023: 106%) based on the fair value of the securities as reported in our condensed consolidated balance sheets.
Interest Rate Swaps
As of June 30, 2024 and December 31, 2023, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange (“CME”) and LCH Limited (“LCH”) through a Futures Commission

Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
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
Note 8 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2024.

$ in thousands	Notional Amount as of December 31, 2023	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2024
Interest Rate Swaps	4,065,000	1,890,000	(2,040,000)	3,915,000
TBA Purchase Contracts	—	900,000	(700,000)	200,000
TBA Sale Contracts	—	(700,000)	700,000	—
Total	4,065,000	2,090,000	(2,040,000)	4,115,000
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
Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on the condensed consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $3.2 million and $7.7 million as a decrease to interest expense during the three and six months ended June 30, 2023, respectively. As of December 31, 2023, there were no gains or losses on discontinued cash flow hedges remaining in accumulated other comprehensive income.

As of June 30, 2024 and December 31, 2023, we had interest rate swaps whereby we pay interest at a fixed rate and receive floating interest based on the secured overnight financing rate (“SOFR”) with the following maturities outstanding.

$ in thousands	As of June 30, 2024
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	180,000	0.48%	5.33%	1.6
3 to 5 years	1,375,000	0.29%	5.33%	3.3
5 to 7 years	1,150,000	0.55%	5.33%	6.1
7 to 10 years	565,000	3.87%	5.33%	9.7
Greater than 10 years	645,000	2.25%	5.33%	18.8
Total	3,915,000	1.22%	5.33%	7.5

$ in thousands	As of December 31, 2023
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	950,000	2.55%	5.38%	1.6
3 to 5 years	1,375,000	0.29%	5.38%	3.8
5 to 7 years	1,150,000	0.55%	5.38%	6.6
Greater than 10 years	590,000	1.75%	5.38%	21.4
Total	4,065,000	1.10%	5.38%	6.6
TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. The following table summarizes certain characteristics of our TBAs accounted for as derivatives as of June 30, 2024. We did not have any TBAs outstanding as of December 31, 2023.

$ in thousands	As of June 30, 2024
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value
TBA Purchase Contracts	200,000	199,945	198,420	(1,525)
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of			As of
	June 30, 2024	December 31, 2023		June 30, 2024	December 31, 2023
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	8,991	939	Interest Rate Swaps Liability	—	—
TBAs	—	—	TBAs	1,525	—
Total Derivative Assets	8,991	939	Total Derivative Liabilities	1,525	—

The following tables summarize the effect of interest rate swaps, TBAs and currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

$ in thousands	Three Months Ended June 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(22,871)	43,271	8,860	29,260
TBAs	527	—	(1,525)	(998)
Total	(22,344)	43,271	7,335	28,262

$ in thousands	Three Months Ended June 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	27,893	63,437	5,312	96,642
Currency Forward Contracts	(18)	—	—	(18)
TBAs	(929)	—	929	—
Total	26,946	63,437	6,241	96,624

$ in thousands	Six Months Ended June 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	25,811	88,558	8,052	122,421
TBAs	527	—	(1,525)	(998)
Total	26,338	88,558	6,527	121,423

$ in thousands	Six Months Ended June 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(63,056)	117,901	(2,656)	52,189
Currency Forward Contracts	(18)	—	—	(18)
TBAs	(1,880)	—	1,438	(442)
Total	(64,954)	117,901	(1,218)	51,729

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The daily variation margin payment for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral. Our derivative asset of $9.0 million as of June 30, 2024 (December 31, 2023: asset of $939,000) related to centrally cleared interest rate swaps is not included in the table below as a result of this characterization of daily variation margin.
As of June 30, 2024

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Derivatives (1)	(1,525)	—	(1,525)	—	1,279	(246)
Repurchase Agreements (2)	(4,260,475)	—	(4,260,475)	4,260,475	—	—
Total Liabilities	(4,262,000)	—	(4,262,000)	4,260,475	1,279	(246)
As of December 31, 2023

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Repurchase Agreements (2)	(4,458,695)	—	(4,458,695)	4,458,695	—	—
Total Liabilities (1)	(4,458,695)	—	(4,458,695)	4,458,695	—	—
(1)Cash collateral pledged by us on our derivatives was $125.9 million as of June 30, 2024 (December 31, 2023: $121.7 million) of which $124.7 million relates to initial margin pledged on centrally cleared interest rate swaps (December 31, 2023: $121.7 million). Centrally cleared interest rate swaps are excluded from the tables above. We held no cash collateral on our derivatives as of June 30, 2024 or December 31, 2023.
(2)The fair value of securities pledged against our borrowings under repurchase agreements was $4.5 billion as of June 30, 2024 (December 31, 2023: $4.7 billion). We held no cash collateral under repurchase agreements as of June 30, 2024 (December 31, 2023: $2.5 million). Gross amounts not offset are limited to the net amount of repurchase agreement liabilities presented sufficient to reduce the net amount to zero for each counterparty. Accordingly, cash collateral held under repurchase agreements is not shown in the table above, but the obligation to return the cash collateral is separately reported within collateral held payable on the condensed consolidated balance sheets.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	As of June 30, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	4,836,827	—	4,836,827
Derivative assets	—	8,991	—	8,991
Total assets	—	4,845,818	—	4,845,818
Liabilities:
Derivative liabilities	—	1,525	—	1,525
Total liabilities	—	1,525	—	1,525

	As of December 31, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,045,306	—	—	5,045,306
U.S. Treasury securities (2)	—	11,214	—	—	11,214
Derivative assets	—	939	—	—	939
Other assets	—	—	—	500	500
Total assets	—	5,057,459	—	500	5,057,959
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

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

	As of
	June 30, 2024		December 31, 2023
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities
Repurchase agreements	4,260,475	4,260,480	4,458,695	4,458,662
Total	4,260,475	4,260,480	4,458,695	4,458,662
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.
Note 11 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. The costs of support personnel provided by our Manager for the three and six months ended June 30, 2024 reimbursed or reimbursable by us were $339,000 and $570,000, respectively (June 30, 2023: $461,000 and $870,000, respectively).
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
The following table summarizes the costs incurred on our behalf by our Manager during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Incurred costs, prepaid or expensed	1,409	1,294	2,888	2,688
Incurred costs, charged or expected to be charged against equity as a cost of raising capital	—	257	—	257
Total incurred costs, originally paid by our Manager	1,409	1,551	2,888	2,945
Note 12 – Stockholders’ Equity
Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and six months ended June 30, 2024, we repurchased and retired 44,661 and 138,008 shares of Series B Preferred Stock, respectively, and 105,492 and 201,409 shares of Series C Preferred Stock, respectively. During the three and six months ended June 30, 2023, we repurchased and retired 37,788 shares of Series B Preferred Stock and 42,696 shares of Series C Preferred Stock. As of June 30, 2024, we had authority to repurchase 1,047,989 additional shares of our Series B Preferred Stock and 844,030 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.

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
We have the option to redeem shares of our Series B Preferred Stock on or after December 27, 2024 and shares of our Series C Preferred Stock on or after September 27, 2027 for $25.00 per share, plus any accumulated and unpaid dividends through the date of the redemption. Shares of Series B and Series C Preferred Stock are not redeemable, convertible into or exchangeable for any other property or any other securities of the Company before those times, except under circumstances intended to preserve our qualification as a REIT or upon the occurrence of a change in control.
Common Stock
As of June 30, 2024, we had 4,173,536 shares of our common stock remaining available for sale from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). Refer to Note 15 - “Subsequent Events” for information on sales of shares under our equity distribution agreement subsequent to June 30, 2024.
During the three months ended June 30, 2024, we sold 1,761,155 shares of common stock under our equity distribution agreement for proceeds of $16.1 million, net of approximately $210,000 in commissions and fees. During the six months ended June 30, 2024, we sold 2,126,993 shares of common stock under our equity distribution agreement for proceeds of $19.4 million, net of approximately $254,000 in commissions and fees. During the three months ended June 30, 2023, we sold 2,888,639 shares of common stock under an equity distribution agreement for proceeds of $31.0 million, net of approximately $421,000 in commissions and fees. During the six months ended June 30, 2023, we sold 5,818,708 shares of common stock under our equity distribution agreement for proceeds of $66.8 million, net of approximately $903,000 in commissions and fees.
During the three and six months ended June 30, 2024 and 2023, we did not repurchase any shares of our common stock. As of June 30, 2024, we had authority to repurchase 1,816,359 shares of our common stock through our common stock share repurchase program.
Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income (“AOCI”) for the three and six months ended June 30, 2024 and 2023. The tables exclude gains and losses on MBS that are accounted for under the fair value option.

	Three Months Ended June 30, 2024
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(150)	—	(150)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	263	—	263
Total other comprehensive income (loss)	—	113	—	113

AOCI balance at beginning of period	—	535	—	535
Total other comprehensive income (loss)	—	113	—	113
AOCI balance at end of period	—	648	—	648

	Three Months Ended June 30, 2023
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(131)	—	(131)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	169	—	169
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to interest expense	—	—	(3,201)	(3,201)
Total other comprehensive income (loss)	—	38	(3,201)	(3,163)

AOCI balance at beginning of period	—	(7)	5,911	5,904
Total other comprehensive income (loss)	—	38	(3,201)	(3,163)
AOCI balance at end of period	—	31	2,710	2,741

	Six Months Ended June 30, 2024
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(352)	—	(352)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	302	—	302
Total other comprehensive income (loss)	—	(50)	—	(50)

AOCI balance at beginning of period	—	698	—	698
Total other comprehensive income (loss)	—	(50)	—	(50)
AOCI balance at end of period	—	648	—	648

	Six Months Ended June 30, 2023
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(607)	—	(607)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	169	—	169
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(7,695)	(7,695)
Currency translation adjustments on investment in unconsolidated venture	(10)	—	—	(10)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	123	—	—	123
Total other comprehensive income (loss)	113	(438)	(7,695)	(8,020)

AOCI balance at beginning of period	(113)	469	10,405	10,761
Total other comprehensive income (loss)	113	(438)	(7,695)	(8,020)
AOCI balance at end of period	—	31	2,710	2,741

Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on the condensed consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.
Dividends
The table below summarizes the dividends we declared during the six months ended June 30, 2024 and 2023.

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2024
May 7, 2024	0.4844	2,058	June 27, 2024
February 21, 2024	0.4844	2,086	March 27, 2024
2023
May 8, 2023	0.4844	2,186	June 27, 2023
February 17, 2023	0.4844	2,198	March 27, 2023

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2024
May 7, 2024	0.46875	3,450	June 27, 2024
February 21, 2024	0.46875	3,499	March 27, 2024
2023
May 8, 2023	0.46875	3,654	June 27, 2023
February 17, 2023	0.46875	3,664	March 27, 2023

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2024
June 24, 2024	0.40	20,255	July 26, 2024
March 26, 2024	0.40	19,530	April 26, 2024
2023
June 21, 2023	0.40	17,833	July 27, 2023
March 27, 2023	0.40	16,658	April 27, 2023

Note 13 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three and six months ended June 30, 2024 and 2023 is computed as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2024	2023	2024	2023
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(18,766)	(1,398)	4,964	14,203

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	49,365	42,391	48,949	41,007
Effect of dilutive securities:
Restricted stock awards	—	—	1	1
Dilutive Shares	49,365	42,391	48,950	41,008
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.38)	(0.03)	0.10	0.35
Diluted	(0.38)	(0.03)	0.10	0.35
The following potential weighted average common shares were excluded from diluted earnings per share for the three months ended June 30, 2024 as the effect would be antidilutive: 822 for restricted stock awards (three months ended June 30, 2023: 654 for restricted stock awards).
Note 14 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. In April 2024, our sole remaining unconsolidated venture was dissolved and the balance of our outstanding uncalled capital commitments was canceled.
Note 15 – Subsequent Events
Issuances of Common Stock
In July 2024, the Company sold 4,173,536 shares of common stock under its current equity distribution agreement for net proceeds of $37.9 million. Following these sales, there were no shares remaining available for sale under the Company's current equity distribution agreement.
Dividends
We declared the following dividends on August 7, 2024: a Series B Preferred Stock dividend of $0.4844 per share payable on September 27, 2024 to our stockholders of record as of September 5, 2024 and a Series C Preferred Stock dividend of $0.46875 per share payable on September 27, 2024 to our stockholders of record as of September 5, 2024.
Change in Authorized Common Stock
On August 8, 2024, the Company filed an Articles of Amendment to increase the number of shares of common stock, par value $0.01 per share, that the Company has authority to issue. Effective upon filing, the Articles of Amendment amended the Charter of the Company to increase the total authorized number of shares of common stock of the Company from 67,000,000 to 134,000,000.

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
As of June 30, 2024, we were invested in:
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
•RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency RMBS”); and
•to-be-announced securities forward contracts (“TBAs”) to purchase Agency RMBS.
During the periods presented in this Quarterly Report, we also invested in U.S. Treasury securities and other real estate-related financing arrangements in the form of unconsolidated ventures.
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
Of these macroeconomic factors, government policy initiatives, inflation, interest rates and interest rate volatility had the most direct impacts on our performance and financial condition during the second quarter of 2024. Contributing factors included:
•Financial conditions remained accommodative despite tightening modestly during the second quarter, as strong equity market performance was offset by slightly wider credit spreads and increased interest rate volatility. Inflation readings trended lower during the quarter, moving closer to the Federal Reserve’s 2% inflation target. The headline consumer price index (“CPI”) ended the quarter at 3.0%, down from March’s 3.5%, while CPI (ex. food and energy) fell from 3.8% to 3.3%. Investors reacted positively to these readings, with expectations for future inflation adjusting lower and Treasury inflation-protected securities breakeven rates decreased. The two-year breakeven ended the quarter at 2.11% (down from 2.72% at the end of March) and the five-year breakeven ended at 2.28% (down from 2.44%).
•Despite slowing inflation, interest rates continued to increase across the maturity spectrum as investors began to anticipate the possibility of increased Treasury issuance following this November's presidential election. The yield on the two-year Treasury increased 10 basis points to 4.72%, the yield on the five-year Treasury increased 13 basis points to 4.33% and the yield on the ten-year Treasury finished at 4.34%, up 15 basis points on the quarter. Cooling inflation and softer employment data led to a re-pricing of the market’s expectations of future monetary policy. At the end of the second quarter, the Federal Funds futures market reflected an expectation that the first cut of the benchmark rate by the Federal Open Market Committee’s (“FOMC”) would arrive in either September or November, and that the FOMC would reduce its target rate a total of five time through the end of 2025.
•Most Agency RMBS fixed rate coupons underperformed Treasuries during the second quarter, as interest rate volatility increased given market expectations for looser monetary policy and higher uncertainty on the timing of monetary policy easing. The increase in volatility led to a softening in demand for Agency RMBS and seasonal effects increased supply in higher coupons. Coupons at the bottom of the 30-year coupon stack marginally outperformed Treasuries, given their lower sensitivity to increases in interest rate volatility, while 3.5% through 6.5% coupons underperformed.
•Prepayment speeds remained at very low levels given limited housing activity and elevated mortgage rates.
•Premiums on higher coupon specified pool collateral decreased modestly given the increase in interest rates.
•Implied financing via the dollar roll market for TBA investments became attractive for select higher coupons at the beginning of the quarter as demand spiked due to CMO issuance. This specialness proved fleeting, and most dollar rolls ended the quarter relatively unattractive.
•Quantitative tightening continued in the second quarter of 2024, as the Federal Reserve passively reduced the size of its balance sheet through maturities of U.S. Treasuries and paydowns of Agency RMBS. Paydowns of Agency RMBS from the balance sheet added approximately $18 billion of net supply to the market each month, well below the Federal Reserve's monthly cap of $35 billion. Although quantitative tightening is anticipated to conclude over the next several quarters, runoff of the Agency RMBS portion of the balance sheet is expected to continue, with proceeds redeployed into Treasuries.
•Agency CMBS risk premiums were unchanged over the quarter as new issuance volumes remained relatively low.
Market Rates

	As of
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	One Quarter Change	One Year Change
Interest Rates
Effective Federal Funds Rate	5.33%	5.33%	5.33%	5.33%	5.08%	—%	0.25%
One-month SOFR	5.34%	5.33%	5.35%	5.32%	5.14%	0.01%	0.20%

2 Year Treasury	4.72%	4.62%	4.25%	5.04%	4.87%	0.10%	(0.15)%
5 Year Treasury	4.33%	4.20%	3.83%	4.60%	4.13%	0.13%	0.20%
10 Year Treasury	4.34%	4.19%	3.86%	4.57%	3.82%	0.15%	0.52%
30 Year Treasury	4.50%	4.34%	4.02%	4.71%	3.85%	0.16%	0.65%

	As of
(in basis points)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	One Quarter Change	One Year Change
Swap Spreads (1)
2 Year	(15)	(8)	(18)	(7)	(8)	(7)	(7)
5 Year	(28)	(23)	(32)	(23)	(22)	(5)	(6)
10 Year	(42)	(37)	(40)	(30)	(25)	(5)	(17)
30 Year	(80)	(73)	(71)	(69)	(66)	(7)	(14)

30 Year Mortgage Spreads vs. 5/10 Year Treasury Blend (2)
FNMA 2.0%	62	62	55	63	39	—	23
FNMA 2.5%	68	68	65	71	50	—	18
FNMA 3.0%	74	75	73	77	61	(1)	13
FNMA 3.5%	80	80	81	85	72	—	8
FNMA 4.0%	91	89	95	96	89	2	2
FNMA 4.5%	101	102	110	107	108	(1)	(7)
FNMA 5.0%	116	118	131	125	133	(2)	(17)
FNMA 5.5%	138	138	154	144	161	—	(23)
FNMA 6.0%	157	153	165	164	184	4	(27)

10 Year Agency CMBS Spreads vs. Treasuries (3)
FHLMC K	49	54	60	74	68	(5)	(19)
FNMA DUS	54	58	67	78	75	(4)	(21)
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

Outlook
As recent economic data indicated the disinflationary trend has continued, increasing the likelihood of an easing of monetary policy in the latter half of 2024, we are constructive on Agency MBS valuations. Agency mortgage performance has closely followed changes in expectations regarding monetary policy, outperforming when additional easing is priced in and underperforming when easing is priced out, and this relationship is likely to continue. Given the investors' expectation for two cuts or more in the Federal Funds target rate during the second half of 2024, we believe higher coupon Agency MBS will benefit from strong demand as the yield curve steepens and interest rate volatility declines.

Investment Activities
The table below shows the composition of our investment portfolio as of June 30, 2024, December 31, 2023 and June 30, 2023.

	As of
$ in thousands	June 30, 2024	December 31, 2023	June 30, 2023
Agency RMBS:
30 year fixed-rate pass-through, at fair value	4,359,796	4,952,474	5,383,997
Agency CMO, at fair value	74,711	74,758	78,477
Agency CMBS, at fair value	384,593	—	—
Non-Agency CMBS, at fair value	10,264	9,935	36,730
Non-Agency RMBS, at fair value	7,463	8,139	8,256
U.S. Treasury securities, at fair value	—	11,214	—
Investments in unconsolidated ventures	—	500	503
Subtotal	4,836,827	5,057,020	5,507,963
TBAs, at implied cost basis (1)	199,945	—	—
Total investment portfolio, including TBAs	5,036,772	5,057,020	5,507,963
(1)Our presentation of TBAs in the table above represents management's view of our investment portfolio and does not reflect how we record TBAs on our condensed consolidated balance sheets under U.S. GAAP. Under U.S. GAAP, we record TBAs that we do not intend to physically settle on the contractual settlement date as derivative financial instruments. We value TBAs on our condensed consolidated balance sheets at net carrying value, which represents the difference between the fair market value and the implied cost basis of the TBAs. We view our TBA dollar roll transactions as a form of off-balance sheet financing. For further information on how management evaluates our at-risk leverage, see Non-GAAP Financial Measures below.
As of June 30, 2024, our holdings of 30 year fixed-rate Agency RMBS represented approximately 87% of our total investment portfolio, including TBAs, versus 98% as of December 31, 2023 and June 30, 2023. Our 30 year fixed-rate Agency RMBS holdings as of June 30, 2024, December 31, 2023 and June 30, 2023 consisted of specified pools with coupon distributions as shown in the table below.

	As of
	June 30, 2024			December 31, 2023			June 30, 2023
$ in thousands	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield
4.0%	562,192	12.9%	4.66%	876,337	17.7%	4.65%	871,876	16.2%	4.54%
4.5%	868,511	19.9%	4.95%	1,017,191	20.5%	4.95%	1,400,379	26.0%	4.93%
5.0%	876,344	20.1%	5.35%	1,028,036	20.8%	5.34%	1,588,177	29.5%	5.27%
5.5%	965,700	22.2%	5.59%	1,016,707	20.5%	5.59%	1,523,565	28.3%	5.55%
6.0%	1,087,049	24.9%	6.02%	1,014,203	20.5%	6.03%	—	—	—%
Total 30 year fixed-rate Agency RMBS	4,359,796	100.0%	5.40%	4,952,474	100.0%	5.33%	5,383,997	100.0%	5.14%

Our purchases of Agency RMBS have been primarily focused on specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. The table below shows the specified pool characteristics of our 30 year fixed-rate Agency RMBS holdings as of June 30, 2024, December 31, 2023 and June 30, 2023.

	As of
	June 30, 2024		December 31, 2023		June 30, 2023
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
Specified pool characteristic:
Geographic location	936,740	21.4%	1,079,310	21.8%	1,508,513	28.0%
Loan balance	1,887,911	43.3%	2,193,876	44.3%	1,504,068	27.9%
High loan-to-value ratio	368,659	8.5%	574,246	11.6%	1,087,052	20.2%
Low credit score	1,166,486	26.8%	1,105,042	22.3%	1,284,364	23.9%
Total 30 year fixed-rate Agency RMBS	4,359,796	100.0%	4,952,474	100.0%	5,383,997	100.0%
We resumed investing in fixed-rate Agency CMBS in the first quarter of 2024 because these securities benefit from prepayment protection characteristics and have an attractive return profile. Further, the hedging costs related to these holdings are economical as they are less sensitive to interest rate risk given prepayment protection and scheduled balloon maturity payments. As of June 30, 2024, our holdings of Agency CMBS represented approximately 8% of our total investment portfolio. Approximately 71% of our Agency CMBS were Fannie Mae DUS and 29% were Freddie Mac Multifamily Participation Certificates.
As of June 30, 2024, December 31, 2023 and June 30, 2023, our holdings of non-Agency CMBS and non-Agency RMBS represented less than 1% of our total investment portfolio, including TBAs. Approximately 70% of our non-Agency securities were rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of June 30, 2024.
In the first quarter of 2024, we received a final distribution from our sole remaining unconsolidated venture. Following this distribution, we no longer have any investments in unconsolidated ventures.
We resumed investing in TBAs during the second quarter of 2024 as returns in the Agency RMBS TBA dollar roll market became more attractive for certain coupons at the beginning of the quarter. We invest in TBAs as an alternative means of investing in and financing Agency RMBS. As of June 30, 2024, our TBA holdings were comprised of 5.5% coupons in Ginnie Mae collateral and represented 4% of our investment portfolio.
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

$ in thousands	Collateralized borrowings under repurchase agreements
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
June 30, 2023	4,959,388	4,791,720	4,959,388
September 30, 2023	4,987,006	4,902,400	4,987,006
December 31, 2023	4,458,695	3,736,432	4,458,695
March 31, 2024	4,393,908	4,419,757	4,531,261
June 30, 2024	4,260,475	4,251,953	4,269,254
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
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the six months ended June 30, 2024, we entered into interest rate swaps with a notional amount of $1.9 billion and terminated existing interest rate swaps with a notional amount of $2.0 billion. Daily variation margin payment for interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations.
Capital Activities
During the three months ended June 30, 2024, we sold 1,761,155 shares of common stock under our equity distribution agreement for proceeds of $16.1 million, net of approximately $210,000 in commissions and fees. During the six months ended June 30, 2024, we sold 2,126,993 shares of common stock under our equity distribution agreement for proceeds of $19.4 million, net of approximately $254,000 in commissions and fees. During the three months ended June 30, 2023, we sold 2,888,639 shares of common stock under an equity distribution agreement for proceeds of $31.0 million, net of approximately $421,000 in commissions and fees. During the six months ended June 30, 2023, we sold 5,818,708 shares of common stock under our equity distribution agreement for proceeds of $66.8 million, net of approximately $903,000 in commissions and fees. As of June 30, 2024, we had 4,173,536 shares of our common stock remaining available for sale under our current equity distribution agreement, all of which were sold in July 2024.
For information on dividends declared during the six months ended June 30, 2024 and 2023, see Note 12 - "Stockholders' Equity" of our condensed consolidated financial statements in Part I. Item 1 of this report on Form 10-Q.
During the six months ended June 30, 2024, we did not repurchase any shares of our common stock.
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and six months ended June 30, 2024, we repurchased and retired 44,661 and 138,008 shares of Series B Preferred Stock, respectively, and 105,492 and 201,409 shares of Series C Preferred Stock, respectively. During the three and six months ended June 30, 2023, we repurchased and retired 37,788 shares of Series B Preferred Stock and 42,696 shares of Series C Preferred Stock. As of June 30, 2024, we had authority to repurchase 1,047,989 additional shares of our Series B Preferred Stock and 844,030 additional shares of our Series C Preferred Stock under the current share repurchase program.
Book Value per Common Share
We calculate book value per common share as follows.

	As of
In thousands except per share amounts	June 30, 2024	December 31, 2023
Numerator (adjusted equity):
Total equity	759,216	782,665
Less: Liquidation preference of Series B Preferred Stock	(106,200)	(109,650)
Less: Liquidation preference of Series C Preferred Stock	(183,601)	(188,636)
Total adjusted equity	469,415	484,379

Denominator (number of shares):
Common stock outstanding	50,638	48,461

Book value per common share	9.27	10.00
Our book value per common share decreased 7.3% as of June 30, 2024 compared to December 31, 2023 as Agency RMBS modestly underperformed interest rate swaps. Significant changes in expectations for near term monetary policy led to persistently elevated interest rate volatility, as higher than expected inflation at the beginning of 2024 delayed the anticipated start of the easing cycle as priced in the Federal Funds futures market. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our most recent Form 10-K for the year ended December 31, 2023.
Recent Accounting Standards
None.

Results of Operations
The table below presents information from our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share data	2024	2023	2024	2023

Interest income	68,028	71,428	136,611	140,715
Interest expense	59,393	59,022	120,973	108,748
Net interest income	8,635	12,406	15,638	31,967
Other income (loss)
Gain (loss) on investments, net	(45,212)	(99,679)	(111,365)	(47,723)
(Increase) decrease in provision for credit losses	(263)	(169)	(302)	(169)
Equity in earnings (losses) of unconsolidated ventures	—	—	(193)	2
Gain (loss) on derivative instruments, net	28,262	96,624	121,423	51,729
Other investment income (loss), net	—	27	—	(66)
Total other income (loss)	(17,213)	(3,197)	9,563	3,773
Expenses
Management fee – related party	2,945	3,168	5,806	6,147
General and administrative	1,943	1,963	3,739	4,052
Total expenses	4,888	5,131	9,545	10,199
Net income (loss)	(13,466)	4,078	15,656	25,541
Dividends to preferred stockholders	(5,508)	(5,840)	(11,093)	(11,702)
Gain on repurchase and retirement of preferred stock	208	364	401	364
Net income (loss) attributable to common stockholders	(18,766)	(1,398)	4,964	14,203
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.38)	(0.03)	0.10	0.35
Diluted	(0.38)	(0.03)	0.10	0.35
Weighted average number of shares of common stock:
Basic	49,364,751	42,391,477	48,948,591	41,007,107
Diluted	49,364,751	42,391,477	48,949,615	41,008,028

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Average earning assets (1)	4,847,125	5,285,794	4,909,684	5,265,654
Average earning asset yields (2)	5.61%	5.41%	5.56%	5.34%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Total average earning assets decreased $438.7 million and $356.0 million for the three and six months ended June 30, 2024 compared to the same periods in 2023, respectively, due to modest declines in stockholders' equity and lower leverage. Average earning asset yields increased for the three and six months ended June 30, 2024 compared to 2023 due to our rotation into higher yielding Agency RMBS.
We earned total interest income of $68.0 million and $136.6 million for the three and six months ended June 30, 2024, respectively (June 30, 2023: $71.4 million and $140.7 million). Our interest income includes coupon interest and net (premium amortization) discount accretion as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Interest Income
Coupon interest	66,248	70,119	133,688	139,235
Net (premium amortization) discount accretion	1,780	1,309	2,923	1,480
Total interest income	68,028	71,428	136,611	140,715
Interest income decreased slightly for the three and six months ended June 30, 2024 compared to 2023 as a decrease in average earning assets was largely offset by an increase in average earning asset yields.
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
The following table presents net (premium amortization) discount accretion recognized for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Agency RMBS	1,595	1,138	2,732	1,152
Agency CMBS	165	—	170	—
Non-Agency CMBS	130	296	257	587
Non-Agency RMBS	(110)	(125)	(235)	(259)
U.S. Treasury Securities	—	—	(1)	—
Net (premium amortization) discount accretion	1,780	1,309	2,923	1,480

The increase in net discount accretion for the three and six months ended June 30, 2024 compared to 2023 was driven by higher discount accretion on securities with lower book prices and slightly faster prepayment rates.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents information related to our borrowings and cost of funds for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Total average borrowings (1)	4,251,953	4,791,720	4,335,855	4,764,748
Maximum borrowings during the period (2)	4,269,254	4,959,388	4,531,261	4,959,388
Cost of funds (3)	5.59%	4.93%	5.58%	4.56%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense including amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.
Total average borrowings decreased $539.8 million and $428.9 million for the three and six months ended June 30, 2024 compared to the same periods in 2023, respectively, due to modest declines in stockholders' equity and lower leverage. Our average cost of funds increased 66 and 102 basis points for the three and six months ended June 30, 2024 compared to the same periods in 2023, respectively, as the FOMC has raised the Federal Funds target rate from a range of 4.25% to 4.50% as of January 1, 2023 to a range of 5.25% to 5.50% as of June 30, 2024.
The table below presents the components of interest expense for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Interest Expense
Interest expense on repurchase agreement borrowings	59,393	62,223	120,973	116,443
Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	(3,201)	—	(7,695)
Total interest expense	59,393	59,022	120,973	108,748
Our interest expense was relatively flat for the three months ended June 30, 2024 compared to 2023 as a decrease in contractual interest expense on our repurchase agreements was offset by a decrease in amortization of net deferred gains on de-designated interest rate swaps. Our interest expense increased $12.2 million for the six months ended June 30, 2024 compared to 2023 due to a decrease in amortization of net deferred gains on de-designated interest rate swaps and increases in our cost of funds that more than offset decreases in our average borrowings.
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

Net Interest Income
The table below presents the components of net interest income for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023

Interest income	68,028	71,428	136,611	140,715
Interest Expense:
Interest expense on repurchase agreement borrowings	59,393	62,223	120,973	116,443
Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	(3,201)	—	(7,695)
Total interest expense	59,393	59,022	120,973	108,748
Net interest income	8,635	12,406	15,638	31,967
Net interest rate margin	0.02%	0.48%	(0.02)%	0.78%
Our net interest income, which equals total interest income less total interest expense, totaled $8.6 million and $15.6 million for the three and six months ended June 30, 2024, respectively (June 30, 2023: $12.4 million and $32.0 million). The decrease in net interest income for the three months ended June 30, 2024 was due to lower average earning assets, which was partially offset by our rotation into higher yielding Agency RMBS. The decrease in net interest income for the six months ended June 30, 2024 was due to a decrease in amortization of net deferred gains on de-designated interest rate swaps, increases in the Federal Funds target rate and lower average earnings assets, which were partially offset by lower average borrowings and our rotation into higher yielding Agency RMBS.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds, decreased in the three and six months ended June 30, 2024 compared 2023 as increases in the Federal Funds target rate and decreases in amortization of net deferred gains on de-designated interest rate swaps more than offset our rotation into higher yielding Agency RMBS. Our cost of funds is generally more sensitive to changes in interest rates than the yield on our investment portfolio, which is largely comprised of 30 year fixed-rate Agency RMBS.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Net realized gains (losses) on sale of MBS	(6,529)	(10,484)	(9,751)	(24,249)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(38,683)	(89,195)	(101,156)	(23,474)
Net unrealized gains (losses) on U.S. Treasury securities	—	—	(372)	—
Net realized gains (losses) on U.S. Treasury securities	—	—	(86)	—
Total gain (loss) on investments, net	(45,212)	(99,679)	(111,365)	(47,723)
During the three and six months ended June 30, 2024, we sold MBS and realized net losses of $6.5 million and $9.8 million, respectively (June 30, 2023: net losses of $10.5 million and $24.2 million). Net realized losses during the three and six months ended June 30, 2024 reflect sales of 4.0% to 5.0% coupon Agency RMBS with a portion of the proceeds being used to purchase Agency CMBS. Net realized losses during the three and six months ended June 30, 2023 primarily reflect the repositioning of Agency RMBS coupon allocations and sales of lower yielding Agency RMBS to purchase higher yielding Agency RMBS in an effort to improve the earnings power of the portfolio.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Before September 1, 2016, we had also elected the fair value option for our non-Agency RMBS interest-only securities. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations. As of June 30, 2024, $4.8 billion (December 31, 2023: $5.0 billion) or 99.7% (December 31, 2023: 99.7%) of our MBS were accounted for under the fair value option.

We recorded net unrealized losses on our MBS portfolio accounted for under the fair value option of $38.7 million and $101.2 million in the three and six months ended June 30, 2024 compared to net unrealized losses of $89.2 million and $23.5 million in the three and six months ended June 30, 2023. Net unrealized losses in the three and six months ended June 30, 2024 resulted from higher interest rates and wider spreads on fixed-rate Agency RMBS as valuations declined given an increase in interest rates and elevated interest rate volatility. Net unrealized losses in the three and six months ended June 30, 2023 were primarily due to lower valuations on our Agency RMBS given higher interest rates and wider spreads on our holdings.
We recorded net realized and unrealized losses of $458,000 on U.S. Treasury securities in the six months ended June 30, 2024. We did not hold any U.S. Treasury securities during the three months ended June 30, 2024 and the three and six months ended June 30, 2023.
(Increase) Decrease in Provision for Credit Losses
As of June 30, 2024, $15.5 million of our MBS are classified as available-for-sale and subject to evaluation for credit losses (December 31, 2023: $15.7 million). During the three and six months ended June 30, 2024, we recorded a $263,000 and $302,000 provision for credit losses, respectively, on a single non-Agency CMBS. We recorded a $169,000 provision for credit losses during the three and six months ended June 30, 2023 on the same security.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the six months ended June 30, 2024 we recorded equity in losses of unconsolidated ventures of $193,000 (six months ended June 30, 2023: equity in earnings of $2,000). We received a final distribution from our sole remaining unconsolidated venture during the first quarter of 2024, and the venture was dissolved in April 2024.
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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods.

$ in thousands	Three months ended June 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(22,871)	43,271	8,860	29,260
TBAs	527	—	(1,525)	(998)
Total	(22,344)	43,271	7,335	28,262

$ in thousands	Three months ended June 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	27,893	63,437	5,312	96,642
Currency Forward Contracts	(18)		—	(18)
TBAs	(929)	—	929	—
Total	26,946	63,437	6,241	96,624

$ in thousands	Six months ended June 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	25,811	88,558	8,052	122,421
TBAs	527	—	(1,525)	(998)
Total	26,338	88,558	6,527	121,423

$ in thousands	Six months ended June 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(63,056)	117,901	(2,656)	52,189
Currency Forward Contracts	(18)	—	—	(18)
TBAs	(1,880)	—	1,438	(442)
Total	(64,954)	117,901	(1,218)	51,729
During the six months ended June 30, 2024, we entered into interest rate swaps with a notional amount of $1.9 billion and terminated existing interest rate swaps with a notional amount of $2.0 billion. We recorded net gains of $29.3 million and $122.4 million on interest rate swaps for the three and six months ended June 30, 2024, respectively, (June 30, 2023: net gains of $96.6 million and $52.2 million) primarily due to changes in forward interest rate expectations.
As of June 30, 2024, we had $4.3 billion of repurchase agreement borrowings with a weighted average remaining maturity of 19 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.
As of June 30, 2024 and December 31, 2023, we held the following interest rate swaps whereby we pay fixed rate interest and receive floating rate interest based upon SOFR.

$ in thousands	As of June 30, 2024				As of December 31, 2023
Derivative instrument	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps	3,915,000	1.22%	5.33%	7.5	4,065,000	1.10%	5.38%	6.6
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. We recorded net realized and unrealized losses of $998,000 on TBAs during the three and six months ended June 30, 2024 (six months ended June 30, 2023: $442,000).
Other Investment Income (Loss), net
Our other investment income (loss), net during the three and six months ended June 30, 2023 consisted of foreign currency transaction gains and losses. Other investment income (loss) for the six months ended June 30, 2023 also included the reclassification of our foreign currency translation adjustment that was previously recorded in accumulated other comprehensive income related to an unconsolidated venture that was liquidated during the first quarter of 2023.
Expenses
We incurred management fees of $2.9 million and $5.8 million for the three and six months ended June 30, 2024, respectively (June 30, 2023: $3.2 million and $6.1 million). Management fees decreased for the three and six months ended June 30, 2024 compared to the same period in 2023 due to a lower stockholders' equity management fee base. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $1.9 million and $3.7 million for the three and six months ended June 30, 2024, respectively (June 30, 2023: $2.0 million and $4.1 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.
Gain on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and six months ended June 30, 2024, we repurchased and retired 44,661 shares and 138,008 shares of Series B Preferred Stock, respectively, and 105,492 and 201,409 shares of Series C Preferred Stock, respectively. During the three and six months ended June 30, 2023, we repurchased and retired 37,788 shares of Series B Preferred Stock and 42,696 shares of Series C Preferred Stock. Gains on repurchases and retirements of preferred stock represent the difference between the consideration transferred and the carrying value of the preferred stock.

Net Income (Loss) attributable to Common Stockholders
For the three months ended June 30, 2024, our net loss attributable to common stockholders was $18.8 million (June 30, 2023: $1.4 million) or $0.38 basic and diluted net loss per average share available to common stockholders (June 30, 2023: $0.03). The change in net loss attributable to common stockholders was primarily due to (i) net gains on derivative instruments of $28.3 million in the 2024 period compared to $96.6 million in the 2023 period; (ii) net losses on investments of $45.2 million in the 2024 period compared to $99.7 million in the 2023 period; and (iii) a $3.8 million decrease in net interest income.
For the six months ended June 30, 2024, our net income attributable to common stockholders was $5.0 million (June 30, 2023: $14.2 million) or $0.10 basic and diluted net income per average share available to common stockholders (June 30, 2023: $0.35). The change in net income attributable to common stockholders was primarily due to (i) net losses on investments of $111.4 million in the 2024 period compared to $47.7 million in the 2023 period; (ii) net gains on derivative instruments of $121.4 million in the 2024 period compared to $51.7 million in the 2023 period; and (iii) a $16.3 million decrease in net interest income.
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

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share data	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	(18,766)	(1,398)	4,964	14,203
Adjustments:
(Gain) loss on investments, net	45,212	99,679	111,365	47,723
Realized (gain) loss on derivative instruments, net (1)	22,344	(26,946)	(26,338)	64,954
Unrealized (gain) loss on derivative instruments, net (1)	(7,335)	(6,241)	(6,527)	1,218
TBA dollar roll income (2)	1,078	—	1,078	697
Gain on repurchase and retirement of preferred stock	(208)	(364)	(401)	(364)
Foreign currency (gains) losses, net (3)	—	(27)	—	66
Amortization of net deferred (gain) loss on de-designated interest rate swaps (4)	—	(3,201)	—	(7,695)
Subtotal	61,091	62,900	79,177	106,599
Earnings available for distribution	42,325	61,502	84,141	120,802
Basic income (loss) per common share	(0.38)	(0.03)	0.10	0.35
Earnings available for distribution per common share (5)	0.86	1.45	1.72	2.95
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Realized gain (loss) on derivative instruments, net	(22,344)	26,946	26,338	(64,954)
Unrealized gain (loss) on derivative instruments, net	7,335	6,241	6,527	(1,218)
Contractual net interest income (expense) on interest rate swaps	43,271	63,437	88,558	117,901
Gain (loss) on derivative instruments, net	28,262	96,624	121,423	51,729
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
(4)U.S. GAAP interest expense on the condensed consolidated statements of operations includes the following components.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Interest expense on repurchase agreement borrowings	59,393	62,223	120,973	116,443
Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	(3,201)	—	(7,695)
Total interest expense	59,393	59,022	120,973	108,748
(5)Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding.
The table below shows the components of earnings available for distribution for the following periods.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Effective net interest income (1)	51,906	72,642	104,196	142,173
TBA dollar roll income	1,078	—	1,078	697
Equity in earnings (losses) of unconsolidated ventures	—	—	(193)	2
(Increase) decrease in provision for credit losses	(263)	(169)	(302)	(169)
Total expenses	(4,888)	(5,131)	(9,545)	(10,199)
Subtotal	47,833	67,342	95,234	132,504
Dividends to preferred stockholders	(5,508)	(5,840)	(11,093)	(11,702)
Earnings available for distribution	42,325	61,502	84,141	120,802
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution decreased during the three and six months ended June 30, 2024 compared to the same periods in 2023 due to lower effective net interest income. See below for details on the change in effective net interest income.
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

	Three Months Ended June 30,
	2024		2023
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	59,393	5.59%	59,022	4.93%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	—	—%	3,201	0.27%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(43,271)	(4.07)%	(63,437)	(5.30)%
Effective interest expense	16,122	1.52%	(1,214)	(0.10)%

	Six Months Ended June 30,
	2024		2023
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	120,973	5.58%	108,748	4.56%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	—	—%	7,695	0.32%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(88,558)	(4.08)%	(117,901)	(4.95)%
Effective interest expense	32,415	1.50%	(1,458)	(0.07)%
Our effective interest expense and effective cost of funds increased in the three and six months ended June 30, 2024 compared to the same periods in 2023 due to decreases in contractual net interest income on interest rate swaps and increases in the Federal Funds target rate, which were partially offset by lower average borrowings.
In addition to changes caused by the underlying floating rate index, the amount of contractual net interest income or expense on interest swaps that we recognize may change materially from period to period based on changes in the size and composition of our interest rate swap portfolio, which are generally broadly aligned with changes in our repurchase agreement borrowings. See preceding discussion under “Gain (Loss) on Derivative Instruments, net” for details of our interest rate swap portfolio as of June 30, 2024 and December 31, 2023.

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended June 30,
	2024		2023
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	8,635	0.02%	12,406	0.48%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	—%	(3,201)	(0.27)%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	43,271	4.07%	63,437	5.30%
Effective net interest income	51,906	4.09%	72,642	5.51%

	Six Months Ended June 30,
	2024		2023
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	15,638	(0.02)%	31,967	0.78%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	—%	(7,695)	(0.32)%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	88,558	4.08%	117,901	4.95%
Effective net interest income	104,196	4.06%	142,173	5.41%

Our effective net interest income and effective interest rate margin decreased in the three and six months ended June 30, 2024 compared to the same periods in 2023 due to decreases in contractual net interest income on interest rate swaps, increases in the Federal Funds target rate and lower average earning assets, which were partially offset by lower average borrowings and our rotation into higher yielding Agency RMBS.

Economic Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of June 30, 2024 and December 31, 2023. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of June 30, 2024, approximately 86% of our equity is allocated to Agency RMBS.
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
As of June 30, 2024

$ in thousands	Agency RMBS	Agency CMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	4,434,507	384,593	17,727	4,836,827
Cash and cash equivalents (2)	54,428	4,347	—	58,775
Restricted cash (3)	109,485	15,182	—	124,667
Derivative assets, at fair value (3)	7,896	1,095	—	8,991
Other assets	35,665	1,474	130	37,269
Total assets	4,641,981	406,691	17,857	5,066,529

Repurchase agreements	3,945,401	315,074	—	4,260,475
Derivative liabilities, at fair value (3)	1,525	—	—	1,525
Other liabilities	40,686	3,918	709	45,313
Total liabilities	3,987,612	318,992	709	4,307,313

Total stockholders' equity (allocated)	654,369	87,699	17,148	759,216
Debt-to-equity ratio (4)	6.0	3.6	—	5.6
Economic debt-to-equity ratio (5)	6.3	3.6	—	5.9
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
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis ($199.9 million as of June 30, 2024) to total stockholders' equity.

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
We held cash, cash equivalents and restricted cash of $183.4 million as of June 30, 2024 (June 30, 2023: $333.7 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $90.5 million for the six months ended June 30, 2024 (June 30, 2023: $153.7 million).
Our investing activities provided net cash of $133.0 million in the six months ended June 30, 2024 compared to net cash used by investing activities of $830.0 million in the six months ended June 30, 2023. Our primary source of cash from investing activities for the six months ended June 30, 2024 was proceeds from sales of MBS of $568.3 million and proceeds from sales of U.S. Treasury securities of $10.8 million (June 30, 2023: $1.5 billion from the sales of MBS). We also generated $153.0 million from principal payments of MBS during the six months ended June 30, 2024 (June 30, 2023: $144.5 million) and received cash of $26.3 million to settle derivative contracts in the six months ended June 30, 2024 (June 30, 2023: net cash used of $65.0 million). We used cash of $624.4 million to purchase MBS during the six months ended June 30, 2024 (June 30, 2023: $2.4 billion to purchase MBS).
Our financing activities used net cash of $238.7 million for the six months ended June 30, 2024 compared to net cash provided by financing activities of $731.2 million in the six months ended June 30, 2023. During the six months ended June 30, 2024, we used cash for net repayments on our repurchase agreements of $197.8 million (June 30, 2023: net cash provided of

$724.6 million). We also used cash of $50.0 million for the six months ended June 30, 2024 to pay dividends (June 30, 2023: $53.5 million). Proceeds from issuance of common stock provided $19.4 million for the six months ended June 30, 2024 (June 30, 2023: $66.8 million).
As of June 30, 2024, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.5% for Agency RMBS and 5.0% for Agency CMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS and a low of 3% to a high of 6% for Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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
Forward-Looking Statements Regarding Liquidity
As of June 30, 2024, we held $4.5 billion of Agency securities that are financed by repurchase agreements. We also had approximately $386.8 million of unencumbered investments and unrestricted cash of $58.8 million as of June 30, 2024. As of June 30, 2024, our known contractual obligations primarily consisted of $4.3 billion of repurchase agreement borrowings with a weighted average remaining maturity of 19 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities.
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
As of June 30, 2024, no counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $38.1 million, or 5% of our stockholders' equity. The following table summarizes our exposure to counterparties by geographic concentration as of June 30, 2024. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	13	2,247,290	(100,750)
Europe (excluding United Kingdom)	3	616,140	(25,088)
Asia	4	896,919	(41,637)
United Kingdom	1	500,126	(18,722)
Total	21	4,260,475	(186,197)
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended June 30, 2024, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2024.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of June 30, 2024, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, as of June 30, 2024 and December 31, 2023, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	As of June 30, 2024		As of December 31, 2023
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(1.09)%	(0.67)%	(1.04)%	(0.76)%
+0.50%	(0.48)%	(0.22)%	(0.41)%	(0.23)%
-0.50%	0.25%	(0.08)%	0.27%	(0.13)%
-1.00%	0.33%	(0.54)%	0.93%	(0.68)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates as of June 30, 2024 and December 31, 2023. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile. When applicable, our scenario analysis assumes a floor of 0% for U.S. Treasury yields and, to be consistent, we also apply a floor of 0% for all related funding costs.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any such legal proceedings.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following tables sets forth information with respect to our repurchases of Series B Preferred Stock during the three months ended June 30, 2024.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 to April 30, 2024	33,196	23.48	33,196	1,059,454
May 1, 2024 to May 31, 2024	11,465	24.18	11,465	1,047,989
June 1, 2024 to June 30, 2024	—	—	—	1,047,989
	44,661	23.67	44,661

The following tables sets forth information with respect to our repurchases of Series C Preferred Stock during the three months ended June 30, 2024.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 to April 30, 2024	47,810	21.92	47,810	901,712
May 1, 2024 to May 31, 2024	37,383	22.87	37,383	864,329
June 1, 2024 to June 30, 2024	20,299	22.86	20,299	844,030
	105,492	22.54	105,492
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

INVESCO MORTGAGE CAPITAL INC.

August 8, 2024	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

August 8, 2024	By:	/s/ R. Lee Phegley, Jr.
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

3.7	Articles of Amendment of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

3.8	Articles of Amendment of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

3.9	Articles of Amendment (Authorized shares) (incorporated by reference to Exhibit 3.9 to the Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2022).

3.10	Amended and Restated Bylaws of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 17, 2017).

* 10.1	Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 8, 2024).

31.1	Certification of John M. Anzalone pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John M. Anzalone pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of R. Lee Phegley, Jr. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*Management contract or compensatory plan or arrangement.