Form 10-Q
period 2024-09-30
Invesco Mortgage Capital Inc.
filed 2024-11-05
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of October 31, 2024, there were 60,730,287 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023	3

	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2024; June 30, 2024; September 30, 2024; March 31, 2023; June 30, 2023 and September 30, 2023	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	52

PART II OTHER INFORMATION		53

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	53

Item 6.	Exhibits	53

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	September 30, 2024	December 31, 2023
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $5,401,351 and $4,712,185, respectively; net of allowance for credit losses of $542 and $320, respectively)	5,873,696	5,045,306
U.S. Treasury securities, at fair value	—	11,214
Cash and cash equivalents	48,254	76,967
Restricted cash	120,199	121,670
Investment related receivable	26,739	26,604
Derivative assets, at fair value	12,035	939
Other assets	1,307	1,509
Total assets	6,082,230	5,284,209
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	5,184,885	4,458,695
Dividends payable	24,292	19,384
Accrued interest payable	10,686	15,787
Collateral held payable	336	2,475
Accounts payable and accrued expenses	1,607	1,296
Due to affiliate	3,421	3,907
Total liabilities	5,225,227	4,501,544
Commitments and contingencies (See Note 14):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: 4,247,989 and 4,385,997 shares issued and outstanding, respectively ($106,200 and $109,650 aggregate liquidation preference, respectively)	102,678	106,014
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 7,277,523 and 7,545,439 shares issued and outstanding, respectively ($181,938 and $188,636 aggregate liquidation preference, respectively)	175,995	182,474
Common Stock, par value $0.01 per share; 134,000,000 and 67,000,000 shares authorized, respectively; 60,730,287 and 48,460,626 shares issued and outstanding, respectively	607	484
Additional paid in capital	4,119,347	4,011,138
Accumulated other comprehensive income	361	698
Retained earnings (distributions in excess of earnings)	(3,541,985)	(3,518,143)
Total stockholders’ equity	857,003	782,665
Total liabilities and stockholders' equity	6,082,230	5,284,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2024	2023	2024	2023

Interest income	73,825	75,132	210,436	215,847
Interest expense	66,315	65,701	187,288	174,449
Net interest income	7,510	9,431	23,148	41,398
Other income (loss)
Gain (loss) on investments, net	165,168	(224,897)	53,803	(272,620)
(Increase) decrease in provision for credit losses	80	(43)	(222)	(212)
Equity in earnings (losses) of unconsolidated ventures	—	2	(193)	4
Gain (loss) on derivative instruments, net	(127,345)	151,689	(5,922)	203,418
Other investment income (loss), net	—	—	—	(66)
Total other income (loss)	37,903	(73,249)	47,466	(69,476)
Expenses
Management fee – related party	2,888	3,090	8,694	9,237
General and administrative	1,805	1,691	5,544	5,743
Total expenses	4,693	4,781	14,238	14,980
Net income (loss)	40,720	(68,599)	56,376	(43,058)
Dividends to preferred stockholders	(5,474)	(5,772)	(16,567)	(17,474)
Gain on repurchase and retirement of preferred stock	25	347	426	711
Net income (loss) attributable to common stockholders	35,271	(74,024)	40,235	(59,821)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.63	(1.62)	0.78	(1.40)
Diluted	0.63	(1.62)	0.78	(1.40)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Net income (loss)	40,720	(68,599)	56,376	(43,058)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	(287)	(91)	(639)	(698)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	43	302	212
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to interest expense	—	(1,810)	—	(9,505)
Currency translation adjustments on investment in unconsolidated venture	—	—	—	(10)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	—	—	—	123
Total other comprehensive income (loss)	(287)	(1,858)	(337)	(9,878)
Comprehensive income (loss)	40,433	(70,457)	56,039	(52,936)
Dividends to preferred stockholders	(5,474)	(5,772)	(16,567)	(17,474)
Gain on repurchase and retirement of preferred stock	25	347	426	711
Comprehensive income (loss) attributable to common stockholders	34,984	(75,882)	39,898	(69,699)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2024; June 30, 2024 and September 30, 2024
(Unaudited)

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,385,997	106,014	7,545,439	182,474	48,460,626	484	4,011,138	698	(3,518,143)	782,665
Net income (loss)	—	—	—	—	—	—	—	—	29,122	29,122
Other comprehensive income (loss)	—	—	—	—	—	—	—	(163)	—	(163)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	365,838	4	3,314	—	—	3,318
Stock awards	—	—	—	—	(870)	—	—	—	—	—
Repurchase and retirement of preferred stock	(93,347)	(2,256)	(95,917)	(2,320)	—	—	—	—	193	(4,383)
Common stock dividends	—	—	—	—	—	—	—	—	(19,530)	(19,530)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,585)	(5,585)
Amortization of equity-based compensation	—	—	—	—	—	—	128	—	—	128
Balance as of March 31, 2024	4,292,650	103,758	7,449,522	180,154	48,825,594	488	4,014,580	535	(3,513,943)	785,572
Net income (loss)	—	—	—	—	—	—	—	—	(13,466)	(13,466)
Other comprehensive income (loss)	—	—	—	—	—	—	—	113	—	113
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	1,761,155	18	16,034	—	—	16,052
Stock awards	—	—	—	—	50,855	—	—	—	—	—
Repurchase and retirement of preferred stock	(44,661)	(1,080)	(105,492)	(2,551)	—	—	—	—	208	(3,423)
Common stock dividends	—	—	—	—	—	—	—	—	(20,255)	(20,255)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,508)	(5,508)
Amortization of equity-based compensation	—	—	—	—	—	—	131	—	—	131
Balance as of June 30, 2024	4,247,989	102,678	7,344,030	177,603	50,637,604	506	4,030,745	648	(3,552,964)	759,216
Net income (loss)	—	—	—	—	—	—	—	—	40,720	40,720
Other comprehensive income (loss)	—	—	—	—	—	—	—	(287)	—	(287)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	10,084,138	101	88,445	—	—	88,546
Stock awards	—	—	—	—	8,545	—	—	—	—	—
Repurchase and retirement of preferred stock	—	—	(66,507)	(1,608)	—	—	—	—	25	(1,583)
Common stock dividends	—	—	—	—	—	—	—	—	(24,292)	(24,292)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,474)	(5,474)
Amortization of equity-based compensation	—	—	—	—	—	—	157	—	—	157
Balance as of September 30, 2024	4,247,989	102,678	7,277,523	175,995	60,730,287	607	4,119,347	361	(3,541,985)	857,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2023; June 30, 2023 and September 30, 2023
(Unaudited)

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,537,634	109,679	7,816,470	189,028	38,710,916	387	3,901,562	10,761	(3,407,342)	804,075
Net income (loss)	—	—	—	—	—	—	—	—	21,463	21,463
Other comprehensive income (loss)	—	—	—	—	—	—	—	(4,857)	—	(4,857)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	2,930,069	29	35,763	—	—	35,792
Stock awards	—	—	—	—	6,259	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(16,658)	(16,658)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,862)	(5,862)
Amortization of equity-based compensation	—	—	—	—	—	—	162	—	—	162
Balance as of March 31, 2023	4,537,634	109,679	7,816,470	189,028	41,647,244	416	3,937,487	5,904	(3,408,399)	834,115
Net income (loss)	—	—	—	—	—	—	—	—	4,078	4,078
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3,163)	—	(3,163)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	2,888,639	29	30,939	—	—	30,968
Stock awards	—	—	—	—	43,980	—	—	—	—	—
Repurchase and retirement of preferred stock	(37,788)	(913)	(42,696)	(1,033)	—	—	—	—	364	(1,582)
Common stock dividends	—	—	—	—	—	—	—	—	(17,833)	(17,833)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,840)	(5,840)
Amortization of equity-based compensation	—	—	—	—	—	—	141	—	—	141
Balance as of June 30, 2023	4,499,846	108,766	7,773,774	187,995	44,579,863	445	3,968,567	2,741	(3,427,630)	840,884
Net income (loss)	—	—	—	—	—	—	—	—	(68,599)	(68,599)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,858)	—	(1,858)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	3,880,763	39	42,305	—	—	42,344
Repurchase and retirement of preferred stock	(34,432)	(832)	(92,563)	(2,238)	—	—	—	—	347	(2,723)
Common stock dividends	—	—	—	—	—	—	—	—	(19,384)	(19,384)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,772)	(5,772)
Amortization of equity-based compensation	—	—	—	—	—	—	133	—	—	133
Balance as of September 30, 2023	4,465,414	107,934	7,681,211	185,757	48,460,626	484	4,011,005	883	(3,521,038)	785,025
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2024	2023
Cash Flows from Operating Activities
Net income (loss)	56,376	(43,058)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and (discounts), net	(9,943)	(4,412)
Realized and unrealized (gain) loss on derivative instruments, net	135,363	(13,391)
(Gain) loss on investments, net	(53,803)	272,620
Increase (decrease) in provision for credit losses	222	212
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	193	(4)
Other amortization	417	(9,069)
Loss on foreign currency translation	—	123
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(2,091)	(3,106)
Increase (decrease) in operating liabilities	(5,429)	6,200
Net cash provided by (used in) operating activities	121,305	206,115
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(1,912,509)	(4,522,098)
Purchase of U.S. Treasury securities	—	(48,672)
Distributions from investments in unconsolidated ventures, net	307	41
Principal payments from mortgage-backed securities	261,933	260,942
Proceeds from sale of mortgage-backed securities	887,185	3,339,830
Proceeds from sale of U.S. Treasury securities	10,755	48,977
Settlement (termination) of swaps, TBAs, futures and forwards, net	(146,459)	19,611
Net change in due from counterparties and collateral held payable on derivative instruments	—	1,584
Net cash provided by (used in) investing activities	(898,788)	(899,785)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	108,062	109,104
Repurchase of preferred stock	(9,389)	(4,305)
Proceeds from repurchase agreements	31,557,925	28,937,349
Principal repayments of repurchase agreements	(30,831,316)	(28,185,166)
Net change in due from counterparties and collateral held payable on repurchase agreements	(2,139)	(4,892)
Payments of deferred costs	(108)	(329)
Payments of dividends	(75,736)	(77,127)
Net cash provided by (used in) financing activities	747,299	774,634
Net change in cash, cash equivalents and restricted cash	(30,184)	80,964
Cash, cash equivalents and restricted cash, beginning of period	198,637	278,781
Cash, cash equivalents and restricted cash, end of period	168,453	359,745
Supplement Disclosure of Cash Flow Information
Interest paid	192,389	177,748
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities classified as available-for-sale	337	486
Dividends declared not paid	24,292	19,384
Net change in investment related receivable (payable)	(1,772)	80
Net change in foreign currency translation adjustment recorded in accumulated other comprehensive income	—	(113)

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
As of September 30, 2024, we were invested in:
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

Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023 other than as detailed below.
Futures Contracts
We account for our futures contracts as derivative financial instruments. Futures contracts are recorded on our condensed consolidated balance sheets at fair value, and changes in fair value are recorded within gain (loss) on derivative instruments, net on our condensed consolidated statements of operations. Our futures contracts are exchange-traded and valued under the market approach using quoted prices for identical instruments in active markets.
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
Note 3 – Variable Interest Entities ("VIEs")
Our maximum risk of loss in VIEs in which we are not the primary beneficiary as of September 30, 2024 is presented in the table below.

$ in thousands	Carrying Amount	Company's Maximum Risk of Loss
Non-Agency CMBS	9,936	9,936
Non-Agency RMBS	7,673	7,673
Total	17,609	17,609
Refer to Note 4 - "Mortgage-Backed Securities" for additional details regarding these investments.
Note 4 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type as of September 30, 2024 and December 31, 2023.

As of September 30, 2024
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate pass-through	5,066,865	(105,046)	4,961,819	—	145,995	5,107,814	5.43%
Agency-CMO (2)	539,741	(470,393)	69,348	—	3,851	73,199	9.91%
Agency CMBS	664,661	(5,342)	659,319	—	15,755	675,074	4.64%
Non-Agency CMBS	11,000	—	11,000	(542)	(522)	9,936	8.91%
Non-Agency RMBS (3)(4)(5)	253,758	(246,927)	6,831	—	842	7,673	9.31%
Total	6,536,025	(827,708)	5,708,317	(542)	165,921	5,873,696	5.41%
(1)Period-end weighted average yield is based on amortized cost as of September 30, 2024 and incorporates future prepayment and loss assumptions when appropriate. Total represents period-end weighted average yield of all mortgage-backed securities.
(2)All Agency collateralized mortgage obligations (“Agency-CMO”) are interest-only securities (“Agency IO”).
(3)Non-Agency RMBS is 66.1% fixed rate, 33.2% variable rate, and 0.7% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying hybrid adjustable-rate mortgage (“ARM”) loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 96.7% of principal/notional balance, 34.4% of amortized cost and 30.9% of fair value.

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
(1)Period-end weighted average yield is based on amortized cost as of December 31, 2023 and incorporates future prepayment and loss assumptions when appropriate. Total represents period-end weighted average yield of all mortgage-backed securities.
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
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of September 30, 2024 and December 31, 2023. We have elected the fair value option for our MBS purchased on or after September 1, 2016 and all of our RMBS interest-only securities. As of September 30, 2024 and December 31, 2023, approximately 99.7% of our MBS were accounted for under the fair value option.

	As of
	September 30, 2024			December 31, 2023
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
30 year fixed-rate pass-through	—	5,107,814	5,107,814	—	4,952,474	4,952,474
Agency-CMO	—	73,199	73,199	—	74,758	74,758
Agency CMBS	—	675,074	675,074	—	—	—
Non-Agency CMBS	9,936	—	9,936	9,935	—	9,935
Non-Agency RMBS	5,439	2,234	7,673	5,743	2,396	8,139
Total	15,375	5,858,321	5,873,696	15,678	5,029,628	5,045,306

The components of the carrying value of our MBS portfolio as of September 30, 2024 and December 31, 2023 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our condensed consolidated balance sheets, was $25.7 million as of September 30, 2024 (December 31, 2023: $22.3 million).

	As of
	September 30, 2024			December 31, 2023
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	5,750,928	785,097	6,536,025	5,025,062	839,751	5,864,813
Unamortized premium	17,355	—	17,355	5,061	—	5,061
Unamortized discount	(131,667)	(713,396)	(845,063)	(169,342)	(762,114)	(931,456)
Allowance for credit losses	(542)	—	(542)	(320)	—	(320)
Gross unrealized gains (1)	163,888	6,501	170,389	107,899	3,523	111,422
Gross unrealized losses (1)	(1,835)	(2,633)	(4,468)	(393)	(3,821)	(4,214)
Fair value	5,798,127	75,569	5,873,696	4,967,967	77,339	5,045,306
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three and nine months ended September 30, 2024 and 2023 is provided below in this Note 4.
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of September 30, 2024 and December 31, 2023.

	As of
$ in thousands	September 30, 2024	December 31, 2023
Less than one year	—	—
Greater than one year and less than five years	1,970,485	189,845
Greater than or equal to five years	3,903,211	4,855,461
Total	5,873,696	5,045,306

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023.
As of September 30, 2024

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate pass-through (1)	137,867	(570)	1	—	—	—	137,867	(570)	1
Agency-CMO (1)	5,030	(344)	1	14,312	(2,054)	4	19,342	(2,398)	5
Agency CMBS (1)	138,300	(732)	6	—	—	—	138,300	(732)	6
Non-Agency CMBS (2)	9,936	(522)	1	—	—	—	9,936	(522)	1
Non-Agency RMBS (3)	—	—	—	1,384	(246)	9	1,384	(246)	9
Total	291,133	(2,168)	9	15,696	(2,300)	13	306,829	(4,468)	22
(1)Fair value option has been elected for all Agency securities in an unrealized loss position.
(2)Unrealized losses on non-Agency CMBS are recorded in accumulated other comprehensive income. These losses are not reflected in an allowance for credit losses based on a comparison of discounted expected cash flows to current amortized cost basis.
(3)Includes non-Agency IO with a fair value of $1.1 million for which the fair value option has been elected. Such securities have unrealized losses of $235,000.

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

We recorded an $80,000 decrease in the provision for credit losses during the three months ended September 30, 2024 and a $222,000 increase in the provision during the nine months ended September 30, 2024 on a single non-Agency CMBS (three and nine months ended September 30, 2023: $43,000 and $212,000 increase in the provision, respectively). The following table presents a roll-forward of our allowance for credit losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Beginning allowance for credit losses	(622)	(169)	(320)	—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—	(212)
Additional (increases) decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	80	(43)	(222)	—
Ending allowance for credit losses	(542)	(212)	(542)	(212)
The following table summarizes the components of our total gain (loss) on investments, net for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Gross realized gains on sale of MBS	4,963	—	5,111	5,363
Gross realized losses on sale of MBS	—	(33,157)	(9,898)	(62,769)
Net unrealized gains (losses) on MBS accounted for under the fair value option	160,205	(191,752)	59,048	(215,226)
Net unrealized gains (losses) on U.S. Treasury securities	—	—	(372)	—
Net realized gains (losses) on U.S. Treasury securities	—	12	(86)	12
Total gain (loss) on investments, net	165,168	(224,897)	53,803	(272,620)

The following tables present components of interest income recognized for the three and nine months ended September 30, 2024 and 2023.
For the three months ended September 30, 2024

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	66,337	1,298	67,635
Agency CMBS	5,286	168	5,454
Non-Agency CMBS	125	114	239
Non-Agency RMBS	264	(103)	161
Other (inclusive of interest earned on cash balances)	336	—	336
Total interest income	72,348	1,477	73,825
For the three months ended September 30, 2023

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	70,754	2,465	73,219
Non-Agency CMBS	437	301	738
Non-Agency RMBS	285	(126)	159
U.S. Treasury Securities	—	292	292
Other (inclusive of interest earned on cash balances)	724	—	724
Total interest income	72,200	2,932	75,132
For the nine months ended September 30, 2024

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	193,715	4,028	197,743
Agency CMBS	10,046	338	10,384
Non-Agency CMBS	376	372	748
Non-Agency RMBS	818	(338)	480
U.S. Treasury securities	22	(1)	21
Other (inclusive of interest earned on cash balances)	1,060	—	1,060
Total interest income	206,037	4,399	210,436
For the nine months ended September 30, 2023

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	206,804	3,616	210,420
Non-Agency CMBS	1,404	888	2,292
Non-Agency RMBS	865	(384)	481
U.S. Treasury Securities	—	292	292
Other (inclusive of interest earned on cash balances)	2,362	—	2,362
Total interest income	211,435	4,412	215,847

Note 5 - U.S. Treasury Securities
The following table presents the components of the carrying value of our U.S. Treasury security as of December 31, 2023. We sold the security during the first quarter of 2024. We did not hold any U.S. Treasury securities as of September 30, 2024.

As of
$ in thousands	December 31, 2023
Principal balance	10,000
Unamortized premium	842
Amortized cost	10,842
Unrealized gain (loss), net	372
Fair value	11,214
Note 6 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. Our repurchase agreements bear interest at a contractually agreed upon rate and generally have maturities ranging from one to six months. We account for our repurchase agreements as secured borrowings since we maintain effective control of the financed assets. Our repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of September 30, 2024.
The following tables summarize certain characteristics of our borrowings as of September 30, 2024 and December 31, 2023. Refer to Note 7 - "Collateral Positions" for collateral pledged and held under our repurchase agreements.

	As of
$ in thousands	September 30, 2024			December 31, 2023
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Repurchase Agreements - Agency RMBS	4,535,956	5.15%	33	4,458,695	5.53%	20
Repurchase Agreements - Agency CMBS	648,929	5.16%	25	—	N/A	N/A
Total Borrowings	5,184,885	5.15%	32	4,458,695	5.53%	20

Note 7 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, interest rate swaps and futures contracts as of September 30, 2024 and December 31, 2023. Refer to Note 2 - "Summary of Significant Accounting Policies - Fair Value Measurements" of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 2 of these condensed consolidated financial statements for a description of how we determine fair value. Agency RMBS and Agency CMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps and futures contracts is classified as restricted cash on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of September 30, 2024 and December 31, 2023, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	September 30, 2024	December 31, 2023
Repurchase Agreements:
Agency RMBS	4,726,277	4,712,185
Agency CMBS	675,074	—
Total repurchase agreements collateral pledged	5,401,351	4,712,185
Derivative Instruments:
Restricted cash	120,199	121,670
Total derivative instruments collateral pledged	120,199	121,670

Total Collateral Pledged:
Mortgage-backed securities	5,401,351	4,712,185
Restricted cash	120,199	121,670
Total Collateral Pledged	5,521,550	4,833,855

	As of
Collateral Held	September 30, 2024	December 31, 2023
Repurchase Agreements:
Cash	336	2,475
Non-cash collateral	1,481	39,130
Total repurchase agreements collateral held	1,817	41,605
Repurchase Agreements
Collateral pledged with our repurchase agreement counterparties is segregated in our books and records. The repurchase agreement counterparties have the right to resell and repledge the collateral posted but have the obligation to return the pledged collateral, or substantially the same collateral if agreed to by us, upon maturity of the repurchase agreement. Under the repurchase agreements, the respective lender retains the contractual right to mark the underlying collateral to fair value. We would be required to provide additional collateral to fund margin calls if the value of pledged assets declined. We intend to maintain a level of liquidity that will enable us to meet any reasonably anticipated margin calls.
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 104% as of September 30, 2024 (December 31, 2023: 106%) based on the fair value of the securities as reported in our condensed consolidated balance sheets.
Interest Rate Swaps
As of September 30, 2024 and December 31, 2023, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange (“CME”) and LCH Limited (“LCH”) through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
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
Note 8 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2024.

$ in thousands	Notional Amount as of December 31, 2023	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2024
Interest Rate Swaps	4,065,000	2,640,000	(2,915,000)	3,790,000
Futures Contracts	—	750,000	(260,000)	490,000
TBA Purchase Contracts	—	1,100,000	(1,100,000)	—
TBA Sale Contracts	—	(1,100,000)	1,100,000	—
Total	4,065,000	3,390,000	(3,175,000)	4,280,000
Refer to Note 7 - "Collateral Positions" for further information regarding our collateral pledged to and received from our derivative counterparties.
Interest Rate Swaps
At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposures to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Under the terms of our interest rate swap contracts, we make fixed-rate payments to a counterparty in exchange for the receipt of floating-rate amounts over the life of the agreements without exchange of the underlying notional amount. To a lesser extent, we have also used interest rate swap contracts whereby we make floating-rate payments to a counterparty in exchange for the receipt of fixed-rate amounts as part of our overall risk management strategy.
In 2013, we discontinued cash flow hedge accounting for our interest rate swaps. Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on the condensed consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $1.8 million and $9.5 million as a decrease to interest expense during the three and nine months ended September 30, 2023, respectively. As of December 31, 2023, there were no gains or losses on discontinued cash flow hedges remaining in accumulated other comprehensive income.

As of September 30, 2024 and December 31, 2023, we had interest rate swaps whereby we pay interest at a fixed rate and receive floating interest based on the secured overnight financing rate (“SOFR”) with the following maturities outstanding.

$ in thousands	As of September 30, 2024
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,730,000	1.93%	4.96%	2.1
3 to 5 years	575,000	0.33%	4.96%	3.4
5 to 7 years	950,000	0.54%	4.96%	5.8
7 to 10 years	100,000	3.61%	4.96%	9.3
Greater than 10 years	435,000	1.84%	4.96%	19.0
Total	3,790,000	1.37%	4.96%	5.4

$ in thousands	As of December 31, 2023
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	950,000	2.55%	5.38%	1.6
3 to 5 years	1,375,000	0.29%	5.38%	3.8
5 to 7 years	1,150,000	0.55%	5.38%	6.6
Greater than 10 years	590,000	1.75%	5.38%	21.4
Total	4,065,000	1.10%	5.38%	6.6
Futures Contracts
We use futures contracts to help mitigate the potential impact of changes in interest rates on our performance. As of September 30, 2024, our futures contracts represented short positions in Ultra 10 year U.S. Treasury Notes. We did not hold any futures contracts as of December 31, 2023.
To-Be-Announced Securities Forward Contracts (“TBAs”)
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. We did not have any TBAs outstanding as of September 30, 2024 or December 31, 2023.
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheets
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of			As of
	September 30, 2024	December 31, 2023		September 30, 2024	December 31, 2023
Balance Sheets	Fair Value	Fair Value	Balance Sheets	Fair Value	Fair Value
Interest Rate Swaps Asset	9,508	939	Interest Rate Swaps Liability	—	—
Futures Contracts	2,527	—	Futures Contracts	—	—
Total Derivative Assets	12,035	939	Total Derivative Liabilities	—	—

The following tables summarize the effect of interest rate swaps, futures contracts, TBAs and currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

$ in thousands	Three Months Ended September 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(160,472)	40,883	517	(119,072)
Futures Contracts	(12,419)	—	2,527	(9,892)
TBAs	94	—	1,525	1,619
Total	(172,797)	40,883	4,569	(127,345)

$ in thousands	Three Months Ended September 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	84,565	72,126	(5,002)	151,689
Total	84,565	72,126	(5,002)	151,689

$ in thousands	Nine Months Ended September 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(134,661)	129,441	8,569	3,349
Futures Contracts	(12,419)	—	2,527	(9,892)
TBAs	621	—	—	621
Total	(146,459)	129,441	11,096	(5,922)

$ in thousands	Nine Months Ended September 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	21,509	190,027	(7,658)	203,878
Currency Forward Contracts	(18)	—	—	(18)
TBAs	(1,880)	—	1,438	(442)
Total	19,611	190,027	(6,220)	203,418
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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The daily variation margin payments for centrally cleared interest rate swaps and futures contracts are characterized as settlement of the derivative itself rather than collateral. Our derivative assets of $9.5 million related to centrally cleared interest rate swaps and $2.5 million related to futures contracts as of September 30, 2024 (December 31, 2023: asset of $939,000 related to centrally cleared interest rate swaps) are not included in the table below as a result of this characterization of daily variation margin.

As of September 30, 2024

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Repurchase Agreements (1)	(5,184,885)	—	(5,184,885)	5,184,885	—	—
Total Liabilities	(5,184,885)	—	(5,184,885)	5,184,885	—	—
As of December 31, 2023

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Repurchase Agreements (1)	(4,458,695)	—	(4,458,695)	4,458,695	—	—
Total Liabilities	(4,458,695)	—	(4,458,695)	4,458,695	—	—
(1)The fair value of securities pledged against our borrowings under repurchase agreements was $5.4 billion as of September 30, 2024 (December 31, 2023: $4.7 billion). We held $336,000 of cash collateral under repurchase agreements as of September 30, 2024 (December 31, 2023: $2.5 million). Gross amounts not offset are limited to the net amount of repurchase agreement liabilities presented sufficient to reduce the net amount to zero for each counterparty. Accordingly, cash collateral held under repurchase agreements is not shown in the table above, but the obligation to return the cash collateral is separately reported within collateral held payable on the condensed consolidated balance sheets.

Cash collateral pledged by us on our derivatives was $120.2 million as of September 30, 2024 (December 31, 2023: $121.7 million) of which $120.2 million relates to initial margin pledged on centrally cleared interest rate swaps and futures contracts (December 31, 2023: $121.7 million for centrally cleared interest rate swaps). Centrally cleared interest rate swaps and futures contracts are excluded from the tables above. We held no cash collateral on our derivatives as of September 30, 2024 or December 31, 2023.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	As of September 30, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,873,696	—	5,873,696
Derivative assets	2,527	9,508	—	12,035
Total assets	2,527	5,883,204	—	5,885,731

	As of December 31, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,045,306	—	—	5,045,306
U.S. Treasury securities (2)	—	11,214	—	—	11,214
Derivative assets	—	939	—	—	939
Other assets	—	—	—	500	500
Total assets	—	5,057,459	—	500	5,057,959
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
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

	As of
	September 30, 2024		December 31, 2023
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities
Repurchase agreements	5,184,885	5,185,346	4,458,695	4,458,662
Total	5,184,885	5,185,346	4,458,695	4,458,662
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

Note 11 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. The costs of support personnel provided by our Manager for the three and nine months ended September 30, 2024 reimbursed or reimbursable by us were $494,000 and $1.1 million, respectively (September 30, 2023: $397,000 and $1.3 million, respectively).
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
During the periods presented in these condensed consolidated financial statements, we did not pay any management fees on our investments in unconsolidated ventures that are managed by an affiliate of our Manager.
Expense Reimbursement
We are required to reimburse our Manager for operating expenses incurred on our behalf, including directors and officers insurance, accounting services, auditing and tax services, legal services, filing fees, and miscellaneous general and administrative costs. Our reimbursement obligation is not subject to any dollar limitation.
The following table summarizes the costs incurred on our behalf by our Manager during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Incurred costs, prepaid or expensed	2,420	2,442	5,308	5,130
Incurred costs, charged or expected to be charged against equity as a cost of raising capital	108	—	108	257
Total incurred costs, originally paid by our Manager	2,528	2,442	5,416	5,387
Note 12 – Stockholders’ Equity
Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and nine months ended September 30, 2024, we repurchased and retired no shares and 138,008 shares of Series B Preferred Stock, respectively, and 66,507 and 267,916 shares of Series C Preferred Stock, respectively. During the three and nine months ended September 30, 2023, we repurchased and retired 34,432 and 72,220 shares of Series B Preferred Stock, respectively, and 92,563 and 135,259 shares of Series C Preferred Stock, respectively. As of September 30, 2024, we had authority to repurchase 1,047,989 additional shares of our Series B Preferred Stock and 777,523 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.
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
On November 5, 2024, we announced our intention to redeem all outstanding shares of our Series B Preferred Stock on December 27, 2024. Refer to Note 15 - “Subsequent Events” for additional information.
Common Stock
In August 2024, the Company filed an Articles of Amendment to increase the number of shares of common stock, par value $0.01 per share, that the Company has authority to issue. Effective upon filing, the Articles of Amendment amended the Charter of the Company to increase the total authorized number of shares of common stock of the Company from 67,000,000 to 134,000,000.
As of September 30, 2024, we had 12,089,398 shares of our common stock remaining available for sale from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented).
During the three months ended September 30, 2024, we sold 10,084,138 shares of common stock under our equity distribution agreements for proceeds of $88.5 million, net of approximately $1.3 million in commissions and fees. During the nine months ended September 30, 2024, we sold 12,211,131 shares of common stock under our equity distribution agreements for proceeds of $107.9 million, net of approximately $1.5 million in commissions and fees. During the three months ended September 30, 2023, we sold 3,880,763 shares of common stock under an equity distribution agreement for proceeds of $42.3 million, net of approximately $575,000 in commissions and fees. During the nine months ended September 30, 2023, we sold 9,699,471 shares of common stock under an equity distribution agreement for proceeds of $109.1 million, net of approximately $1.5 million in commissions and fees.
During the three and nine months ended September 30, 2024 and 2023, we did not repurchase any shares of our common stock. As of September 30, 2024, we had authority to repurchase 1,816,359 shares of our common stock through our common stock share repurchase program.
Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2024 and 2023. The tables exclude gains and losses on MBS that are accounted for under the fair value option.

	Three Months Ended September 30, 2024
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(287)	—	(287)
Total other comprehensive income (loss)	—	(287)	—	(287)

AOCI balance at beginning of period	—	648	—	648
Total other comprehensive income (loss)	—	(287)	—	(287)
AOCI balance at end of period	—	361	—	361

	Three Months Ended September 30, 2023
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(91)	—	(91)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	43	—	43
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to interest expense	—	—	(1,810)	(1,810)
Total other comprehensive income (loss)	—	(48)	(1,810)	(1,858)

AOCI balance at beginning of period	—	31	2,710	2,741
Total other comprehensive income (loss)	—	(48)	(1,810)	(1,858)
AOCI balance at end of period	—	(17)	900	883

	Nine Months Ended September 30, 2024
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(639)	—	(639)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	302	—	302
Total other comprehensive income (loss)	—	(337)	—	(337)

AOCI balance at beginning of period	—	698	—	698
Total other comprehensive income (loss)	—	(337)	—	(337)
AOCI balance at end of period	—	361	—	361

	Nine Months Ended September 30, 2023
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(698)	—	(698)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	212	—	212
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(9,505)	(9,505)
Currency translation adjustments on investment in unconsolidated venture	(10)	—	—	(10)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	123	—	—	123
Total other comprehensive income (loss)	113	(486)	(9,505)	(9,878)

AOCI balance at beginning of period	(113)	469	10,405	10,761
Total other comprehensive income (loss)	113	(486)	(9,505)	(9,878)
AOCI balance at end of period	—	(17)	900	883

Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on the condensed consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.
Dividends
The table below summarizes the dividends we declared during the nine months ended September 30, 2024 and 2023.

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2024
August 7, 2024	0.4844	2,058	September 27, 2024
May 7, 2024	0.4844	2,058	June 27, 2024
February 21, 2024	0.4844	2,086	March 27, 2024
2023
August 2, 2023	0.4844	2,167	September 27, 2023
May 8, 2023	0.4844	2,186	June 27, 2023
February 17, 2023	0.4844	2,198	March 27, 2023

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2024
August 7, 2024	0.46875	3,416	September 27, 2024
May 7, 2024	0.46875	3,450	June 27, 2024
February 21, 2024	0.46875	3,499	March 27, 2024
2023
August 2, 2023	0.46875	3,605	September 27, 2023
May 8, 2023	0.46875	3,654	June 27, 2023
February 17, 2023	0.46875	3,664	March 27, 2023

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2024
September 24, 2024	0.40	24,292	October 25, 2024
June 24, 2024	0.40	20,255	July 26, 2024
March 26, 2024	0.40	19,530	April 26, 2024
2023
September 26, 2023	0.40	19,384	October 27, 2023
June 21, 2023	0.40	17,833	July 27, 2023
March 27, 2023	0.40	16,658	April 27, 2023

Note 13 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023 is computed as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2024	2023	2024	2023
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	35,271	(74,024)	40,235	(59,821)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	56,232	45,747	51,394	42,604
Effect of dilutive securities:
Restricted stock awards	1	—	1	—
Dilutive Shares	56,233	45,747	51,395	42,604
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.63	(1.62)	0.78	(1.40)
Diluted	0.63	(1.62)	0.78	(1.40)
There were no weighted average common shares excluded from diluted earnings per share for the three months ended September 30, 2024 because the effect would be antidilutive (three and nine months ended September 30, 2023: 1,383 and 1,077 excluded for restricted stock awards, respectively).
Note 14 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2024, we were not aware of any reported or unreported contingencies.
Note 15 – Subsequent Events
Dividends
We declared the following dividends on November 4, 2024: a Series B Preferred Stock dividend of $0.4844 per share payable on December 27, 2024 to our stockholders of record as of December 5, 2024 and a Series C Preferred Stock dividend of $0.46875 per share payable on December 27, 2024 to our stockholders of record as of December 5, 2024.
Redemption of Series B Preferred Stock
On November 5, 2024, we announced that we intend to redeem all 4,247,989 outstanding shares of our 7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock on December 27, 2024 for a cash redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not declared) to, but not including, the redemption date.

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
As of September 30, 2024, we were invested in:
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
• to-be-announced securities forward contracts (“TBAs”) to purchase Agency RMBS;
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

Market Conditions and Impacts
Macroeconomic factors that affect our business include inflation, economic growth, employment conditions, interest rates, interest rate volatility, fiscal and monetary policy, financial conditions, spread premiums, residential and commercial real estate prices, credit availability, the health of the banking system, consumer personal income and spending and corporate earnings. Of these macroeconomic factors, inflation, employment conditions, monetary policy, interest rates and interest rate volatility had the most direct impacts on our performance and financial condition during the third quarter of 2024.
Inflation readings trended lower during the quarter, moving closer to the Federal Reserve’s 2% inflation target. The headline consumer price index (“CPI”) ended the quarter at 2.4%, down from June’s 3.0%, while CPI (ex. food and energy) remained flat at 3.3%. Investors reacted positively to these readings, with expectations for future inflation adjusting lower and Treasury inflation-protected securities breakeven rates decreased. The two-year breakeven ended the quarter at 1.77% (down from 2.11% at the end of June) and the five-year breakeven ended at 2.09% (down from 2.28%). Meanwhile, employment data released during the quarter reflected a slowing labor market, as the economy added an average of 152 thousand jobs during July and August. Following the end of the quarter, the Bureau of Labor Statistics announced the nonfarm payrolls changed to 254 thousand in September.
Cooling inflation and softer employment data prior to the release of September payrolls led to a re-pricing of the market’s expectations of future monetary policy. Following the Federal Open Market Committee’s (“FOMC”) 50 basis point reduction of the Federal Funds target rate in September. In addition, Federal Funds futures market expectations as of September 30, 2024 reflected a further 175 to 200 basis point reduction of the target rate through the end of 2025. Quantitative tightening continued in the third quarter of 2024, as the Federal Reserve passively reduced the size of its balance sheet through maturities of U.S. Treasuries and paydowns of Agency RMBS. Paydowns of Agency RMBS from the balance sheet added approximately $17 billion of net supply to the market each month, well below the Federal Reserve's monthly cap of $35 billion. Although quantitative tightening is anticipated to conclude over the next several quarters, runoff of the Agency RMBS portion of the balance sheet is expected to continue, with proceeds redeployed into Treasuries.
Interest rates dropped sharply across the maturity spectrum, as investors reacted to potentially slower economic activity signaled by a weakening labor market. The yield on the two-year Treasury decreased 107 basis points to 3.65%, the yield on the five-year Treasury decreased 75 basis points to 3.58% and the yield on the ten-year Treasury finished at 3.80%, down 54 basis points on the quarter. Interest rate volatility increased through August before declining in the wake of the FOMC’s decision to begin easing monetary policy at their September meeting.
Against this macroeconomic backdrop, Agency RMBS outperformed Treasuries during the third quarter. Lower interest rate volatility increased demand for Agency RMBS, with lower coupons performing better than higher coupons as the sharp decline in interest rates impacted coupons trading at a premium to par. Prepayment speeds remained at very low levels given limited housing activity and elevated mortgage rates. Premiums on higher coupon specified pool collateral increased modestly given the decrease in interest rates. Implied financing via the dollar roll market for TBA investments remained relatively unattractive throughout the quarter. Agency CMBS risk premiums moved modestly wider.
Market Rates

	As of
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	One Quarter Change	One Year Change
Interest Rates
Effective Federal Funds Rate	4.83%	5.33%	5.33%	5.33%	5.33%	(0.50)%	(0.50)%
One-month SOFR	4.86%	5.34%	5.33%	5.35%	5.32%	(0.48)%	(0.46)%

2 Year Treasury	3.65%	4.72%	4.62%	4.25%	5.04%	(1.07)%	(1.39)%
5 Year Treasury	3.58%	4.33%	4.20%	3.83%	4.60%	(0.75)%	(1.02)%
10 Year Treasury	3.80%	4.34%	4.19%	3.86%	4.57%	(0.54)%	(0.77)%
30 Year Treasury	4.13%	4.50%	4.34%	4.02%	4.71%	(0.37)%	(0.58)%

	As of
(in basis points)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	One Quarter Change	One Year Change
Swap Spreads (1)
2 Year	(20)	(15)	(8)	(18)	(7)	(5)	(13)
5 Year	(31)	(28)	(23)	(32)	(23)	(3)	(8)
10 Year	(47)	(42)	(37)	(40)	(30)	(5)	(17)
30 Year	(82)	(80)	(73)	(71)	(69)	(2)	(13)

30 Year Mortgage Spreads vs. 5/10 Year Treasury Blend (2)
FNMA 2.0%	70	62	62	55	63	8	7
FNMA 2.5%	76	68	68	65	71	8	5
FNMA 3.0%	81	74	75	73	77	7	4
FNMA 3.5%	86	80	80	81	85	6	1
FNMA 4.0%	96	91	89	95	96	5	—
FNMA 4.5%	110	101	102	110	107	9	3
FNMA 5.0%	132	116	118	131	125	16	7
FNMA 5.5%	137	138	138	154	144	(1)	(7)
FNMA 6.0%	107	157	153	165	164	(50)	(57)

10 Year Agency CMBS Spreads vs. Treasuries (3)
FHLMC K	48	49	54	60	74	(1)	(26)
FNMA DUS	58	54	58	67	78	4	(20)
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

Outlook
The recent disinflationary trend in economic data suggests that the Federal Reserve may continue to ease monetary policy in the coming months as the need for restrictive monetary policy declines. This easing should lead to a steeper yield curve and lower interest rate volatility, creating a favorable environment for Agency RMBS investments. However, if the disinflationary trend reverses and the labor market and economic growth improve, expectations for monetary policy could shift, posing a near-term risk. Additionally, short-term funding pressures into year end could reduce investor interest in the sector. Despite these near-term risks, we are constructive on the sector, as Agency mortgage performance stands to benefit from normalization of monetary policy given attractive valuations and supportive supply and demand technicals. We also remain constructive on Agency CMBS, as we expect a gradual increase in new issuance to be met with adequate investor demand, as the sector offers value relative to other fixed income investments, given its attractive prepayment protection and return profiles.

Investment Activities
The table below shows the composition of our investment portfolio as of September 30, 2024, December 31, 2023 and September 30, 2023.

	As of
$ in thousands	September 30, 2024	December 31, 2023	September 30, 2023
Agency RMBS:
30 year fixed-rate pass-through, at fair value	5,107,814	4,952,474	5,331,969
Agency CMO, at fair value	73,199	74,758	78,007
Agency CMBS, at fair value	675,074	—	—
Non-Agency CMBS, at fair value	9,936	9,935	25,987
Non-Agency RMBS, at fair value	7,673	8,139	7,965
U.S. Treasury securities, at fair value	—	11,214	—
Investments in unconsolidated ventures	—	500	505
Total investment portfolio	5,873,696	5,057,020	5,444,433
As of September 30, 2024, our holdings of 30 year fixed-rate Agency RMBS represented approximately 87% of our total investment portfolio versus 98% as of December 31, 2023 and September 30, 2023. Our 30 year fixed-rate Agency RMBS holdings as of September 30, 2024, December 31, 2023 and September 30, 2023 consisted of specified pools with coupon distributions as shown in the table below.

	As of
	September 30, 2024			December 31, 2023			September 30, 2023
$ in thousands	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield
4.0%	577,105	11.3%	4.66%	876,337	17.7%	4.65%	1,218,869	22.9%	4.64%
4.5%	703,865	13.8%	4.95%	1,017,191	20.5%	4.95%	1,313,632	24.6%	4.97%
5.0%	1,147,475	22.5%	5.27%	1,028,036	20.8%	5.34%	1,424,615	26.7%	5.32%
5.5%	1,260,678	24.6%	5.59%	1,016,707	20.5%	5.59%	1,374,853	25.8%	5.59%
6.0%	1,418,691	27.8%	5.98%	1,014,203	20.5%	6.03%	—	—	—%
Total 30 year fixed-rate Agency RMBS	5,107,814	100.0%	5.43%	4,952,474	100.0%	5.33%	5,331,969	100.0%	5.15%
Our purchases of Agency RMBS have been primarily focused on specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. The table below shows the specified pool characteristics of our 30 year fixed-rate Agency RMBS holdings as of September 30, 2024, December 31, 2023 and September 30, 2023.

	As of
	September 30, 2024		December 31, 2023		September 30, 2023
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
Specified pool characteristic:
Geographic location	797,179	15.6%	1,079,310	21.8%	1,557,191	29.2%
Loan balance	2,185,843	42.8%	2,193,876	44.3%	1,634,316	30.7%
High loan-to-value ratio	792,248	15.5%	574,246	11.6%	1,012,827	19.0%
Low credit score	1,332,544	26.1%	1,105,042	22.3%	1,127,635	21.1%
Total 30 year fixed-rate Agency RMBS	5,107,814	100.0%	4,952,474	100.0%	5,331,969	100.0%

We resumed investing in fixed-rate Agency CMBS in the first quarter of 2024 because these securities benefit from prepayment protection characteristics and have an attractive return profile. Further, the hedging costs related to these holdings are economical as they are less sensitive to interest rate risk given prepayment protection and scheduled balloon maturity payments. As of September 30, 2024, our holdings of Agency CMBS represented approximately 11% of our total investment portfolio, and approximately 74% of our Agency CMBS were Fannie Mae DUS and 26% were Freddie Mac Multifamily Participation Certificates.
As of September 30, 2024, December 31, 2023 and September 30, 2023, our holdings of non-Agency CMBS and non-Agency RMBS represented less than 1% of our total investment portfolio. Approximately 68% of our non-Agency securities were rated double-A (or equivalent) or higher by a nationally recognized statistical rating organization as of September 30, 2024.
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

$ in thousands	Collateralized borrowings under repurchase agreements
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
September 30, 2023	4,987,006	4,902,400	4,987,006
December 31, 2023	4,458,695	3,736,432	4,458,695
March 31, 2024	4,393,908	4,419,757	4,531,261
June 30, 2024	4,260,475	4,251,953	4,269,254
September 30, 2024	5,184,885	5,004,504	5,184,885
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
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the nine months ended September 30, 2024, we entered into interest rate swaps with a notional amount of $2.6 billion and terminated existing interest rate swaps with a notional amount of $2.9 billion.
During the third quarter of 2024, we began entering into futures contracts comprised of short positions in Ultra 10 year U.S. Treasury Notes as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. During the quarter, we entered into futures contracts with a notional amount of $750.0 million and terminated existing futures contracts with a notional amount of $260.0 million.
Daily variation margin for interest rate swaps and futures contracts is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations.

Capital Activities
As of September 30, 2024, we had 12,089,398 shares of our common stock remaining available for sale from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. The table below shows sales of our common stock under equity distribution agreements during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in ones, $ in thousands	2024	2023	2024	2023

Shares sold	10,084,138	3,880,763	12,211,131	9,699,471
Net proceeds	88,546	42,344	107,915	109,104
Commissions and other costs	1,261	575	1,515	1,478
For information on dividends declared during the nine months ended September 30, 2024 and 2023, see Note 12 - "Stockholders' Equity" of our condensed consolidated financial statements in Part I. Item 1 of this report on Form 10-Q.
During the nine months ended September 30, 2024, we did not repurchase any shares of our common stock.
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and nine months ended September 30, 2024, we repurchased and retired no shares and 138,008 shares of Series B Preferred Stock, respectively, and 66,507 and 267,916 shares of Series C Preferred Stock, respectively. During the three and nine months ended September 30, 2023, we repurchased and retired 34,432 and 72,220 shares of Series B Preferred Stock, respectively, and 92,563 and 135,259 shares of Series C Preferred Stock, respectively. As of September 30, 2024, we had authority to repurchase 1,047,989 additional shares of our Series B Preferred Stock and 777,523 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.
On November 5, 2024, we announced our intention to redeem all outstanding shares of our Series B Preferred Stock on December 27, 2024 for a cash redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption of the Series B Preferred Stock will help optimize our capital structure and reduce our dividend obligations moving forward.
Book Value per Common Share
We calculate book value per common share as follows.

	As of
In thousands except per share amounts	September 30, 2024	December 31, 2023
Numerator (adjusted equity):
Total equity	857,003	782,665
Less: Liquidation preference of Series B Preferred Stock	(106,200)	(109,650)
Less: Liquidation preference of Series C Preferred Stock	(181,938)	(188,636)
Total adjusted equity	568,865	484,379

Denominator (number of shares):
Common stock outstanding	60,730	48,461

Book value per common share	9.37	10.00
Our book value per common share decreased 6.3% as of September 30, 2024 compared to December 31, 2023. The decrease in our book value per common share occurred during the first half of 2024 as Agency RMBS modestly underperformed interest rate swaps. Our book value per common share rebounded slightly during the third quarter of 2024 as interest rates declined sharply and Agency RMBS outperformed interest rate swaps. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our most recent Form 10-K for the year ended December 31, 2023.
Recent Accounting Standards
None.

Results of Operations
The table below presents information from our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2024	2023	2024	2023

Interest income	73,825	75,132	210,436	215,847
Interest expense	66,315	65,701	187,288	174,449
Net interest income	7,510	9,431	23,148	41,398
Other income (loss)
Gain (loss) on investments, net	165,168	(224,897)	53,803	(272,620)
(Increase) decrease in provision for credit losses	80	(43)	(222)	(212)
Equity in earnings (losses) of unconsolidated ventures	—	2	(193)	4
Gain (loss) on derivative instruments, net	(127,345)	151,689	(5,922)	203,418
Other investment income (loss), net	—	—	—	(66)
Total other income (loss)	37,903	(73,249)	47,466	(69,476)
Expenses
Management fee – related party	2,888	3,090	8,694	9,237
General and administrative	1,805	1,691	5,544	5,743
Total expenses	4,693	4,781	14,238	14,980
Net income (loss)	40,720	(68,599)	56,376	(43,058)
Dividends to preferred stockholders	(5,474)	(5,772)	(16,567)	(17,474)
Gain on repurchase and retirement of preferred stock	25	347	426	711
Net income (loss) attributable to common stockholders	35,271	(74,024)	40,235	(59,821)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.63	(1.62)	0.78	(1.40)
Diluted	0.63	(1.62)	0.78	(1.40)
Weighted average number of shares of common stock:
Basic	56,231,850	45,746,840	51,394,067	42,604,379
Diluted	56,233,031	45,746,840	51,395,488	42,604,379

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Average earning assets (1)	5,566,299	5,498,298	5,130,153	5,344,055
Average earning asset yields (2)	5.31%	5.47%	5.47%	5.39%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Total average earning assets increased $68.0 million and decreased $213.9 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023, respectively. Changes in our average earning assets are a factor of our total stockholders' equity and our desired leverage levels.
Average earning asset yields decreased 16 basis points and increased 8 basis points for the three and nine months ended September 30, 2024 compared to the same periods in 2023, respectively. Changes in our average earning assets yields are driven by our coupon allocation to Agency RMBS and the book prices of our securities.
We earned total interest income of $73.8 million and $210.4 million for the three and nine months ended September 30, 2024, respectively (September 30, 2023: $75.1 million and $215.8 million). Our interest income includes coupon interest and net (premium amortization) discount accretion as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Interest Income
Coupon interest	72,348	72,200	206,037	211,435
Net (premium amortization) discount accretion	1,477	2,932	4,399	4,412
Total interest income	73,825	75,132	210,436	215,847
Our interest income was relatively flat for the three months ended September 30, 2024 compared to the same period in 2023 as a decrease in average earning asset yields was largely offset by an increase in average earning assets. Our interest income decreased $5.4 million for the nine months ended September 30, 2024 compared to the same period in 2023 as a decrease in average earning assets was partially offset by an increase in average earning asset yields.
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

The following table presents net (premium amortization) discount accretion recognized for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Agency RMBS	1,298	2,465	4,028	3,616
Agency CMBS	168	—	338	—
Non-Agency CMBS	114	301	372	888
Non-Agency RMBS	(103)	(126)	(338)	(384)
U.S. Treasury Securities	—	292	(1)	292
Net (premium amortization) discount accretion	1,477	2,932	4,399	4,412

Net discount accretion decreased for three months ended September 30, 2024 compared to the same period in 2023 as our portfolio was repositioned into securities with higher book prices. Net discount accretion was relatively flat for nine months ended September 30, 2024 compared to the same period in 2023 as higher discount accretion in the earlier part of 2024 was offset by our portfolio repositioning into securities with higher book prices.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents information related to our borrowings and cost of funds for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Total average borrowings (1)	5,004,504	4,902,400	4,560,365	4,811,136
Maximum borrowings during the period (2)	5,184,885	4,987,006	5,184,885	4,987,006
Cost of funds (3)	5.30%	5.36%	5.48%	4.83%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense including amortization of net deferred gain (loss) on de-designated interest rate swaps by our average borrowings.
Total average borrowings increased $102.1 million and decreased $250.8 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023, respectively. Changes in our average borrowings are a factor of our total stockholders' equity and our desired leverage levels.
Our average cost of funds decreased 6 basis points and increased 65 basis points for the three and nine months ended September 30, 2024 compared to the same periods in 2023, respectively. Changes in our costs of funds are substantially driven by the Federal Funds target rate, which the FOMC raised from a range of 4.25% to 4.50% as of January 1, 2023 to a maximum of 5.25% to 5.50%, before lowering the target rate to 4.75% to 5.00% in September 2024. Our cost of funds for the three and nine months ended September 30, 2024 was also significantly impacted by a decrease in amortization of net deferred gains on de-designated interest rate swaps. The amortization of these gains ended in December 2023.

The table below presents the components of interest expense for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Interest Expense
Interest expense on repurchase agreement borrowings	66,315	67,511	187,288	183,954
Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	(1,810)	—	(9,505)
Total interest expense	66,315	65,701	187,288	174,449
Our interest expense was relatively flat for the three months ended September 30, 2024 compared to the same period in 2023 as a decrease in contractual interest expense on our repurchase agreements was offset by a decrease in amortization of net deferred gains on de-designated interest rate swaps. Our interest expense increased $12.8 million for the nine months ended September 30, 2024 compared to the same period in 2023 due to a decrease in amortization of net deferred gains on de-designated interest rate swaps and increases in borrowing rates that more than offset decreases in our average borrowings.
Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on the condensed consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements.
Net Interest Income
The table below presents the components of net interest income for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023

Interest income	73,825	75,132	210,436	215,847
Interest Expense:
Interest expense on repurchase agreement borrowings	66,315	67,511	187,288	183,954
Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	(1,810)	—	(9,505)
Total interest expense	66,315	65,701	187,288	174,449
Net interest income	7,510	9,431	23,148	41,398
Net interest rate margin	0.01%	0.11%	(0.01)%	0.56%
Our net interest income, which equals total interest income less total interest expense, totaled $7.5 million and $23.1 million for the three and nine months ended September 30, 2024, respectively (September 30, 2023: $9.4 million and $41.4 million). The decrease in net interest income for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to lower average earning asset yields, which was partially offset by higher average earning assets. The decrease in net interest income for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to a decrease in amortization of net deferred gains on de-designated interest rate swaps and increases in the Federal Funds target rate, which were partially offset by lower average borrowings.
Our net interest rate margin, which equals the yield on our average assets for the period less the average cost of funds, decreased in the three months ended September 30, 2024 compared the same period in 2023 due to decreases in average earning asset yields. Our net interest rate margin decreased in the nine months ended September 30, 2024 due to increases in the Federal Funds target rate and decreases in amortization of net deferred gains on de-designated interest rate swaps. Our cost of funds is generally more sensitive to changes in interest rates than the yield on our investment portfolio, which is largely comprised of 30 year fixed-rate Agency RMBS.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Net realized gains (losses) on sale of MBS	4,963	(33,157)	(4,787)	(57,406)
Net unrealized gains (losses) on MBS accounted for under the fair value option	160,205	(191,752)	59,048	(215,226)
Net unrealized gains (losses) on U.S. Treasury securities	—	—	(372)	—
Net realized gains (losses) on U.S. Treasury securities	—	12	(86)	12
Total gain (loss) on investments, net	165,168	(224,897)	53,803	(272,620)
During the three and nine months ended September 30, 2024, we sold MBS and realized net gains of $5.0 million and net losses of $4.8 million, respectively (September 30, 2023: net losses of $33.2 million and $57.4 million). Net realized gains and losses during the three and nine months ended September 30, 2024 primarily reflect sales of 4.0% to 5.0% coupon Agency RMBS with a portion of the proceeds being used to purchase Agency CMBS. Net realized losses during the three and nine months ended September 30, 2023 primarily reflect the repositioning of Agency RMBS coupon allocations and sales of lower yielding Agency RMBS to purchase higher yielding Agency RMBS in an effort to improve the earnings power of the portfolio.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Before September 1, 2016, we had also elected the fair value option for our non-Agency RMBS interest-only securities. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations. As of September 30, 2024, $5.9 billion (December 31, 2023: $5.0 billion) or 99.7% (December 31, 2023: 99.7%) of our MBS were accounted for under the fair value option.
We recorded net unrealized gains on our MBS portfolio accounted for under the fair value option of $160.2 million and $59.0 million in the three and nine months ended September 30, 2024 compared to net unrealized losses of $191.8 million and $215.2 million in the three and nine months ended September 30, 2023. Net unrealized gains in the three and nine months ended September 30, 2024 were due to lower interest rates during the third quarter resulting in improved valuations on Agency RMBS and Agency CMBS. Net unrealized losses in the three and nine months ended September 30, 2023 were primarily due to lower valuations on our Agency RMBS given higher interest rates and wider interest rate spreads on our holdings.
We recorded net realized and unrealized losses of $458,000 on U.S. Treasury securities in the nine months ended September 30, 2024. We sold the security during the first quarter of 2024.
(Increase) Decrease in Provision for Credit Losses
As of September 30, 2024, $15.4 million of our MBS are classified as available-for-sale and subject to evaluation for credit losses (December 31, 2023: $15.7 million). During the three and nine months ended September 30, 2024, we recorded a decrease of $80,000 and an increase of $222,000 in the provision for credit losses, respectively, on a single non-Agency CMBS. We recorded a $43,000 and $212,000 increase in the provision for credit losses during the three and nine months ended September 30, 2023, respectively, on the same security. Increases and decreases in the provision are based on a comparison of the security's amortized cost basis to discounted expected cash flows.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the nine months ended September 30, 2024 we recorded equity in losses of unconsolidated ventures of $193,000 (three and nine months ended September 30, 2023: equity in earnings of $2,000 and $4,000, respectively). We received a final distribution from our sole remaining unconsolidated venture during the first quarter of 2024, and the venture was dissolved in April 2024.

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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods.

$ in thousands	Three months ended September 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(160,472)	40,883	517	(119,072)
Futures Contracts	(12,419)	—	2,527	(9,892)
TBAs	94	—	1,525	1,619
Total	(172,797)	40,883	4,569	(127,345)

$ in thousands	Three months ended September 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	84,565	72,126	(5,002)	151,689
Total	84,565	72,126	(5,002)	151,689

$ in thousands	Nine months ended September 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(134,661)	129,441	8,569	3,349
Futures Contracts	(12,419)	—	2,527	(9,892)
TBAs	621	—	—	621
Total	(146,459)	129,441	11,096	(5,922)

$ in thousands	Nine months ended September 30, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	21,509	190,027	(7,658)	203,878
Currency Forward Contracts	(18)	—	—	(18)
TBAs	(1,880)	—	1,438	(442)
Total	19,611	190,027	(6,220)	203,418
During the nine months ended September 30, 2024, we entered into interest rate swaps with a notional amount of $2.6 billion and terminated existing interest rate swaps with a notional amount of $2.9 billion. We recorded net losses of $119.1 million and net gains of $3.3 million on interest rate swaps for the three and nine months ended September 30, 2024, respectively, (September 30, 2023: net gains of $151.7 million and $203.9 million) primarily due to changes in forward interest rate expectations.

As of September 30, 2024 and December 31, 2023, we held the following interest rate swaps whereby we pay fixed rate interest and receive floating rate interest based upon SOFR.

$ in thousands	As of September 30, 2024				As of December 31, 2023
Derivative instrument	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps	3,790,000	1.37%	4.96%	5.4	4,065,000	1.10%	5.38%	6.6
As of September 30, 2024, we had $5.2 billion of repurchase agreement borrowings with a weighted average remaining maturity of 32 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.
During the third quarter of 2024, we began using futures contracts as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. During the three and nine months ended September 30, 2024, we entered into futures contracts with a notional amount of $750.0 million and terminated existing futures contracts with a notional amount of $260.0 million. We recognized net losses of $9.9 million on futures contracts during the three and nine months ended September 30, 2024 due to changes in forward interest rate expectations.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. We recorded net gains of $1.6 million and $621,000 on TBAs during the three and nine months ended September 30, 2024, respectively (nine months ended September 30, 2023: net losses of $442,000).
Other Investment Income (Loss), net
Our other investment income (loss), net during the nine months ended September 30, 2023 consisted of foreign currency transaction gains and losses and the reclassification of our foreign currency translation adjustment that was previously recorded in accumulated other comprehensive income related to an unconsolidated venture that was liquidated during the first quarter of 2023.
Expenses
We incurred management fees of $2.9 million and $8.7 million for the three and nine months ended September 30, 2024, respectively (September 30, 2023: $3.1 million and $9.2 million). Management fees decreased for the three and nine months ended September 30, 2024 compared to the same period in 2023 due to a lower stockholders' equity management fee base. Refer to Note 11 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $1.8 million and $5.5 million for the three and nine months ended September 30, 2024, respectively (September 30, 2023: $1.7 million and $5.7 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.
Gain on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and nine months ended September 30, 2024, we repurchased and retired no shares and 138,008 shares of Series B Preferred Stock, respectively, and 66,507 and 267,916 shares of Series C Preferred Stock, respectively. During the three and nine months ended September 30, 2023, we repurchased and retired 34,432 and 72,220 shares of Series B Preferred Stock, respectively, and 92,563 and 135,259 shares of Series C Preferred Stock, respectively. Gains on repurchases and retirements of preferred stock represent the difference between the consideration transferred and the carrying value of the preferred stock.

Net Income (Loss) attributable to Common Stockholders
For the three months ended September 30, 2024, our net income attributable to common stockholders was $35.3 million (September 30, 2023: net loss of $74.0 million) or $0.63 basic and diluted net income per average share available to common stockholders (September 30, 2023: $1.62 net loss per share). The change in net income (loss) attributable to common stockholders was primarily due to (i) net gains on investments of $165.2 million in the 2024 period compared to net losses on investments of $224.9 million in the 2023 period; (ii) net losses on derivative instruments of $127.3 million in the 2024 period compared to net gains on derivatives of $151.7 million in the 2023 period; and (iii) a $1.9 million decrease in net interest income.
For the nine months ended September 30, 2024, our net income attributable to common stockholders was $40.2 million (September 30, 2023: net loss of $59.8 million) or $0.78 basic and diluted net income per average share available to common stockholders (September 30, 2023: $1.40 net loss per share). The change in net income (loss) attributable to common stockholders was primarily due to (i) net gains on investments of $53.8 million in the 2024 period compared to net losses on investments of $272.6 million in the 2023 period; (ii) net losses on derivative instruments of $5.9 million in the 2024 period compared to net gains on derivative instruments of $203.4 million in the 2023 period; and (iii) a $18.3 million decrease in net interest income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	35,271	(74,024)	40,235	(59,821)
Adjustments:
(Gain) loss on investments, net	(165,168)	224,897	(53,803)	272,620
Realized (gain) loss on derivative instruments, net (1)	172,797	(84,565)	146,459	(19,611)
Unrealized (gain) loss on derivative instruments, net (1)	(4,569)	5,002	(11,096)	6,220
TBA dollar roll income (2)	39	—	1,117	697
Gain on repurchase and retirement of preferred stock	(25)	(347)	(426)	(711)
Foreign currency (gains) losses, net (3)	—	—	—	66
Amortization of net deferred (gain) loss on de-designated interest rate swaps (4)	—	(1,810)	—	(9,505)
Subtotal	3,074	143,177	82,251	249,776
Earnings available for distribution	38,345	69,153	122,486	189,955
Basic income (loss) per common share	0.63	(1.62)	0.78	(1.40)
Earnings available for distribution per common share (5)	0.68	1.51	2.38	4.46
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Realized gain (loss) on derivative instruments, net	(172,797)	84,565	(146,459)	19,611
Unrealized gain (loss) on derivative instruments, net	4,569	(5,002)	11,096	(6,220)
Contractual net interest income (expense) on interest rate swaps	40,883	72,126	129,441	190,027
Gain (loss) on derivative instruments, net	(127,345)	151,689	(5,922)	203,418
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
(4)U.S. GAAP interest expense on the condensed consolidated statements of operations includes the following components.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Interest expense on repurchase agreement borrowings	66,315	67,511	187,288	183,954
Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	(1,810)	—	(9,505)
Total interest expense	66,315	65,701	187,288	174,449
(5)Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding.

The table below shows the components of earnings available for distribution for the following periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Effective net interest income (1)	48,393	79,747	152,589	221,920
TBA dollar roll income	39	—	1,117	697
Equity in earnings (losses) of unconsolidated ventures	—	2	(193)	4
(Increase) decrease in provision for credit losses	80	(43)	(222)	(212)
Total expenses	(4,693)	(4,781)	(14,238)	(14,980)
Subtotal	43,819	74,925	139,053	207,429
Dividends to preferred stockholders	(5,474)	(5,772)	(16,567)	(17,474)
Earnings available for distribution	38,345	69,153	122,486	189,955
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution decreased during the three and nine months ended September 30, 2024 compared to the same periods in 2023 due to lower effective net interest income. See below for details on the change in effective net interest income.
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

	Three Months Ended September 30,
	2024		2023
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	66,315	5.30%	65,701	5.36%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	—	—%	1,810	0.15%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(40,883)	(3.27)%	(72,126)	(5.88)%
Effective interest expense	25,432	2.03%	(4,615)	(0.37)%

	Nine Months Ended September 30,
	2024		2023
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	187,288	5.48%	174,449	4.83%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	—	—%	9,505	0.26%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(129,441)	(3.78)%	(190,027)	(5.27)%
Effective interest expense	57,847	1.70%	(6,073)	(0.18)%
Our effective interest expense and effective cost of funds increased in the three and nine months ended September 30, 2024 compared to the same periods in 2023 due to decreases in contractual net interest income on interest rate swaps.
In addition to changes caused by the underlying floating rate index, the amount of contractual net interest income or expense on interest rate swaps that we recognize has changed based on changes in the size and composition of our interest rate swap portfolio. During the third quarter of 2024, we also began using futures contracts, which do not earn or incur contractual interest, in lieu of certain interest rate swaps as an alternative way to help mitigate the potential impact of changing interest rates on our performance. See preceding discussion under “Gain (Loss) on Derivative Instruments, net” for details of our interest rate swap portfolio as of September 30, 2024 and December 31, 2023.

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended September 30,
	2024		2023
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	7,510	0.01%	9,431	0.11%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	—%	(1,810)	(0.15)%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	40,883	3.27%	72,126	5.88%
Effective net interest income	48,393	3.28%	79,747	5.84%

	Nine Months Ended September 30,
	2024		2023
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	23,148	(0.01)%	41,398	0.56%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	—%	(9,505)	(0.26)%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	129,441	3.78%	190,027	5.27%
Effective net interest income	152,589	3.77%	221,920	5.57%

Our effective net interest income and effective interest rate margin decreased in the three months ended September 30, 2024 compared to the same period in 2023 due to decreases in contractual net interest income on interest rate swaps. Our effective net interest income and effective interest rate margin decreased in the nine months ended September 30, 2024 compared to the same period in 2023 due to decreases in contractual net interest income on interest rate swaps and increases in the Federal Funds target rate.

Economic Debt-to-Equity Ratio
The tables below show the allocation of our stockholders' equity to our target assets, our debt-to-equity ratio, and our economic debt-to-equity ratio as of September 30, 2024 and December 31, 2023. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity. As of September 30, 2024, approximately 94% of our equity is allocated to Agency RMBS.
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
As of September 30, 2024

$ in thousands	Agency RMBS	Agency CMBS	Credit Portfolio (1)	Total
Mortgage-backed securities	5,181,013	675,074	17,609	5,873,696
Cash and cash equivalents (2)	42,190	6,064	—	48,254
Restricted cash (3)	115,416	4,783	—	120,199
Derivative assets, at fair value (3)	11,556	479	—	12,035
Other assets	25,598	2,448	—	28,046
Total assets	5,375,773	688,848	17,609	6,082,230

Repurchase agreements	4,535,956	648,929	—	5,184,885
Other liabilities	37,289	2,360	693	40,342
Total liabilities	4,573,245	651,289	693	5,225,227

Total stockholders' equity (allocated)	802,528	37,559	16,916	857,003
Debt-to-equity ratio (4)	5.7	17.3	—	6.1
Economic debt-to-equity ratio (5)	5.7	17.3	—	6.1
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
(5)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis to total stockholders' equity. We did not have any TBAs outstanding as of September 30, 2024.

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
We held cash, cash equivalents and restricted cash of $168.5 million as of September 30, 2024 (September 30, 2023: $359.7 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $121.3 million for the nine months ended September 30, 2024 (September 30, 2023: $206.1 million).
Our investing activities used net cash of $898.8 million in the nine months ended September 30, 2024 compared to net cash used by investing activities of $899.8 million in the nine months ended September 30, 2023. Our primary source of cash from investing activities for the nine months ended September 30, 2024 was proceeds from sales of MBS of $887.2 million and proceeds from sales of U.S. Treasury securities of $10.8 million (September 30, 2023: $3.3 billion from the sales of MBS). We also generated $261.9 million from principal payments of MBS during the nine months ended September 30, 2024 (September 30, 2023: $260.9 million) and used cash of $146.5 million to settle derivative contracts in the nine months ended September 30, 2024 (September 30, 2023: net cash provided of $19.6 million). We used cash of $1.9 billion to purchase MBS during the nine months ended September 30, 2024 (September 30, 2023: $4.5 billion to purchase MBS).
Our financing activities provided net cash of $747.3 million for the nine months ended September 30, 2024 compared to net cash provided by financing activities of $774.6 million in the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we received net cash from proceeds on our repurchase agreements of $726.6 million

(September 30, 2023: $752.2 million). We used cash of $75.7 million for the nine months ended September 30, 2024 to pay dividends (September 30, 2023: $77.1 million). Proceeds from issuance of common stock provided $108.1 million for the nine months ended September 30, 2024 (September 30, 2023: $109.1 million).
As of September 30, 2024, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.3% for Agency RMBS and 4.5% for Agency CMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS and a low of 3% to a high of 5% for Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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
Forward-Looking Statements Regarding Liquidity
As of September 30, 2024, we held $5.4 billion of Agency securities that are financed by repurchase agreements. We also had approximately $472.3 million of unencumbered investments and unrestricted cash of $48.3 million as of September 30, 2024. As of September 30, 2024, our known contractual obligations primarily consisted of $5.2 billion of repurchase agreement borrowings with a weighted average remaining maturity of 32 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities.
Based upon our current portfolio and existing borrowing arrangements, we believe that cash flow from operations and available borrowing capacity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements to fund our investment activities, fund our announced redemption of Series B Preferred Stock, pay fees under our management agreement, fund our required distributions to stockholders and fund other general corporate expenses.
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
As of September 30, 2024, no counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $42.9 million, or 5% of our stockholders' equity. The following table summarizes our exposure to counterparties by geographic concentration as of September 30, 2024. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	13	3,192,088	(142,441)
Europe (excluding United Kingdom)	2	675,444	(27,727)
Asia	4	858,367	(38,769)
United Kingdom	1	458,986	(17,858)
Total	20	5,184,885	(226,795)
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended September 30, 2024, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2024.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of September 30, 2024, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our repurchase agreements. Our repurchase agreements are typically short-term in nature and are periodically refinanced at current market rates. We typically mitigate this interest rate risk by utilizing derivative contracts, primarily interest rate swap agreements and futures contracts.
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
Inflation, financial conditions, monetary policy initiatives, interest rates and interest rate volatility may have an impact on credit spreads.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, as of September 30, 2024 and December 31, 2023, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	As of September 30, 2024		As of December 31, 2023
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(2.68)%	(0.93)%	(1.04)%	(0.76)%
+0.50%	(1.11)%	(0.30)%	(0.41)%	(0.23)%
-0.50%	0.91%	(0.08)%	0.27%	(0.13)%
-1.00%	2.08%	(0.59)%	0.93%	(0.68)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates as of September 30, 2024 and December 31, 2023. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile. When applicable, our scenario analysis assumes a floor of 0% for U.S. Treasury yields and, to be consistent, we also apply a floor of 0% for all related funding costs.
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
Deteriorating fundamentals and tightening lending conditions may cause borrowers to experience difficulties meeting their obligations and refinancing loans upon scheduled maturities. Loans may experience increasing delinquency levels and eventual defaults, which could impact the performance of our mortgage-backed securities. Rating agencies periodically reassess transactions negatively impacted by these adverse changes, which may result in our investments being downgraded.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any such legal proceedings.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following tables sets forth information with respect to our repurchases of Series C Preferred Stock during the three months ended September 30, 2024.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 to July 31, 2024	23,245	22.94	23,245	820,785
August 1, 2024 to August 31, 2024	28,615	24.04	28,615	792,170
September 1, 2024 to September 30, 2024	14,647	24.64	14,647	777,523
	66,507	23.80	66,507
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

INVESCO MORTGAGE CAPITAL INC.

November 5, 2024	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

November 5, 2024	By:	/s/ Mark Gregson
Mark Gregson
Interim Chief Financial Officer

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

3.7	Articles of Amendment of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

3.8	Articles of Amendment of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

3.9	Articles of Amendment (Authorized shares) (incorporated by reference to Exhibit 3.9 to the Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2022).

3.10	Articles of Amendment (Authorized shares) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 9, 2024).

3.11	Amended and Restated Bylaws of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 17, 2017).

10.1
Equity Distribution Agreement, dated August 9, 2024, among the Company, the Operating Partnership, its Manager and the Placement Agents (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed with the SEC on August 9, 2024).

31.1	Certification of John M. Anzalone pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Gregson pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of John M. Anzalone pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Mark Gregson pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
*Furnished herewith