Form 10-K
period 2024-12-31
Invesco Mortgage Capital Inc.
filed 2025-02-20
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $472,988,492 based on the closing sales price on the New York Stock Exchange on June 30, 2024. As of February 18, 2025, there were 61,729,693 outstanding shares of common stock of Invesco Mortgage Capital Inc.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Invesco Mortgage Capital Inc.

Forward-Looking Statements
We make forward-looking statements in this Report on Form 10-K (“Report”) and other filings we make with the Securities and Exchange Commission (“SEC”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, our ability to continue performance trends, liquidity, results of operations, objectives, our views on domestic and global market conditions (including the Agency RMBS, Agency CMBS, and residential and commercial real estate markets) and the market for our target assets, the stability of portfolio yields, interest rates, credit spreads, prepayment trends, financing sources, costs of funds, leverage, capital structure, equity allocation and our intention and ability to pay dividends. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words.
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
As of December 31, 2024, we were invested in:
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
Substantially all of our investments as of December 31, 2024 were in Agency MBS. During the periods presented in this Report, we also invested in:
•to-be-announced securities forward contracts (“TBAs”) to purchase Agency RMBS;
•a commercial mortgage loan;
•real estate-related financing arrangements in the form of unconsolidated ventures; and
•U.S. Treasury securities.
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
Human Capital
As previously discussed, we do not have any employees. Instead, under our management agreement, our Manager is responsible for providing us with our management team. Our executive officers may also serve as officers of our Manager. For additional information, refer to Item 13 — “Certain Relationships and Related Transactions, and Director Independence”. Our Manager's long-term success depends on its ability to engage, attract, develop and retain top talent. Our Manager invests significantly in talent development, health and welfare programs, technology and other resources that support its employees in developing their full potential both personally and professionally.

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
Investment Committee
Our investment committee is comprised of certain of our officers and certain of our Manager’s investment professionals. The investment committee periodically reviews our investment portfolio for risk characteristics, investment performance, liquidity, portfolio composition, leverage and other applicable items. It also reviews its compliance with our investment policies and procedures, including our investment guidelines, and our Manager discusses investment performance with our Board of Directors at the end of each quarter in conjunction with its review of our quarterly results.

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
Investment Strategy
We have invested in a diversified pool of mortgage assets that generate attractive risk-adjusted returns. Our current investment portfolio includes Agency RMBS, Agency CMBS, non-Agency CMBS and non-Agency RMBS. Our investment portfolio has also historically included, and may in the future include TBAs, credit risk transfer securities that are unsecured obligations issued by government-sponsored enterprises, residential mortgage loans, commercial mortgage loans and other real estate-related investments. We refer to all of these investment types collectively as our target assets. We have also purchased U.S. Treasury securities and, in addition to direct purchases of our target assets, invested in ventures managed by an affiliate of our Manager, which, in turn, invested in our target assets. We accept credit and spread risk to earn income and manage our interest rate risk exposure through our hedge portfolio.
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
The principal may be repaid at any time due to prepayments or defaults on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with other fixed-income securities.
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
Agency CMBS
Agency CMBS are structured pass-through certificates representing interests in pools of commercial loans that are secured by commercial property and issued by a U.S. government agency or federally chartered corporation. Types of Agency CMBS include Fannie Mae DUS (Delegated Underwriting and Servicing), Freddie Mac Multifamily Mortgage Participation Certificates, Ginnie Mae project loan pools and CMOs structured from such collateral.
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
Non-Agency RMBS
Non-Agency RMBS are residential mortgage-backed securities that are not issued or guaranteed by a U.S. government agency or federally chartered corporation. Like Agency RMBS, non-Agency RMBS represent interests in pools of mortgage loans secured by residential real property. The mortgage loan collateral for non-Agency RMBS generally consists of residential mortgage loans that do not conform to U.S. government agency or federally chartered corporation underwriting guidelines due to certain factors including mortgage balance in excess of such guidelines, borrower characteristics, loan characteristics and level of documentation. Like non-Agency CMBS, the credit quality of non-Agency RMBS depends on the securitization structure and the characteristics of the underlying mortgage loans.

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
We include a table that shows our debt-to-equity ratio and our economic debt-to-equity ratio (a non-GAAP financial measure of leverage) in Part II. Item 7. “Management's Discussion and Analysis of Financial Conditions and Results of Operations” of this Report.

Risk Management Strategy
Market Risk Management
Risk management is an integral component of our strategy to deliver returns to our stockholders. Because we invest in MBS, investment losses from prepayment, interest rate volatility or other risks can meaningfully impact our earnings and our dividends to stockholders. In addition, because we employ financial leverage in funding our investment portfolio, mismatches in the maturities of our assets and liabilities can create the need to continually renew or otherwise refinance our liabilities. Our results are dependent upon a positive spread between the returns on our asset portfolio and our overall cost of funding. To minimize the risks to our portfolio, we actively employ portfolio-wide and security-specific risk measurement and management processes in our daily operations. Our Manager’s risk management tools include software and services licensed or purchased from third parties, in addition to proprietary analytical methods developed by Invesco.
Interest Rate Risk
We engage in a variety of interest rate management techniques that seek to mitigate the influence of interest rate changes on the costs of liabilities and help us achieve our risk management objectives. Specifically, we seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. We may utilize various derivative financial instruments including puts and calls on securities or indices of securities, futures contracts, interest rate swaps, interest rate caps, interest rate floors, exchange-traded derivatives, U.S. Treasury securities and options on U.S. Treasury securities to hedge all or a portion of the interest rate risk associated with the financing of our investment portfolio.
Spread Risk
We refer to the difference between interest rates on our investments and interest rates on risk free instruments as spreads. We employ a variety of spread risk management techniques that seek to mitigate the influences of spread changes on our book value per common share and our liquidity to help us achieve our investment objectives. The yield on our investments changes over time due to the level of risk free interest rates, the creditworthiness of the security, and the price of the perceived risk. The change in the market yield of our interest rate hedges also changes primarily with the level of risk free interest rates. We manage spread risk through careful asset selection, sector allocation, regulating our portfolio value-at-risk, and maintaining adequate liquidity. Changes in spreads impact our book value per common share and our liquidity and could cause us to sell assets and to change our investment strategy to maintain liquidity and preserve book value per common share. Inflation, financial conditions, monetary policy initiatives, interest rates and interest rate volatility may have an impact on spreads.
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
Liquidity Risk
We engage in a variety of liquidity management techniques to mitigate the risk of volatility in the marketplace, which may bring significant security price fluctuations, associated margin calls, changing cash needs, and variability in counterparty financing terms. We perform statistical analysis to measure and quantify our required liquidity needs under multiple scenarios and time horizons. Liquidity in the form of cash, unencumbered assets and future cash flows is consistently monitored and evaluated versus internal targets. One such measure that we use to monitor our liquidity is unrestricted cash and unencumbered investments, which consists of cash and cash equivalents as reported in our consolidated balance sheets and investments that have not been pledged as collateral for repurchase agreement borrowings.
Foreign Exchange Rate Risk
During the periods presented in this Report, we had an investment in an unconsolidated joint venture whose net assets and results of operations were exposed to foreign currency translation risk when translated in U.S. dollars upon consolidation. We historically sought to hedge our foreign currency exposures by purchasing currency forward contracts.
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
Risks Related to Financing and Hedging
•Our strategy involves the use of significant leverage, which increases the risk that we may incur substantial losses.
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
•Our hedging strategies may be ineffective.
•Clearing facilities or exchanges may increase the margin requirements we are required to post when entering into derivative instruments, which may negatively impact our ability to hedge and our liquidity.
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
•The recent advancements in and increased use of artificial intelligence (“AI”) present risks and challenges that may adversely impact our business.
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
Elevated interest rates may cause a decrease in the availability of certain of our target assets which could adversely affect our ability to acquire target assets that satisfy our investment objectives and to generate income and pay dividends.
Elevated interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected.
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
Our active portfolio management strategy may expose us to greater losses and lower returns than compared to passive strategies.
We employ an active management strategy; therefore, the composition of our investment portfolio, leverage ratio and hedge composition will vary as we believe changes to market conditions warrant. We may realize significant investment gains or losses when we sell investments that we no longer believe provide attractive risk-adjusted returns or when we believe more attractive alternatives are available. We may also be incorrect in our assessment of market conditions and select an investment portfolio, leverage levels and terms, and hedge composition that generate lower returns than a more static management strategy. Furthermore, because of our active strategy, investors may be unable to assess changes in our financial position solely by observing changes in the mortgage market.
The U.S. Federal Reserve’s or FDIC’s participation in the Agency RMBS market could have an adverse effect on our Agency RMBS investments.
The U.S. Federal Reserve’s participation in the Agency RMBS market can materially impact the available supply, price and returns on Agency RMBS. The U.S. Federal Reserve has continued its passive contraction of its balance sheet by ceasing reinvestments of proceeds from maturing Agency RMBS portfolio repayments. Given the U.S. Federal Reserve’s historic participation and the current scale of its balance sheet holdings, the effects of a shift in monetary policy may be material and are difficult to predict, and we may be unable to mitigate potentially adverse effects on our portfolio and financial condition. Furthermore, despite its stated preference for a passive balance sheet reduction, there is no guarantee the U.S. Federal Reserve will not conduct outright sales of Agency RMBS in the secondary market, which could significantly increase the pace of their balance sheet reduction and result in lower Agency RMBS valuations due to a widening of credit spreads.
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
Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets can result in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which we invest.
Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, inflation, subdued growth expectations, interest rate increases, policy priorities of the U.S. government, trade wars, geopolitical issues, unemployment, the availability and cost of financing, or the mortgage market and a declining real estate market may contribute to increased volatility and diminished expectations for the economy and markets.
Increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our investments. When these conditions exist, institutions from which we seek financing for our investments may tighten their lending standards, increase margin calls or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability and financial condition including our liquidity may be adversely affected if we are unable to obtain cost-effective financing for our investments.
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
•Our adjustable-rate RMBS may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate RMBS is prepaid before or soon after the time of adjustment to a fully indexed rate, we will have held that RMBS while it was least profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.
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
A number of factors over which we have no control may impair a borrower’s ability to repay a mortgage loan secured by a residential property, including the income and assets of the borrower. As of December 31, 2024, we do not hold any mortgage loans secured by residential property.
Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property, which can be affected by a number of factors over which we have no control, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. As of December 31, 2024, we do not hold any commercial mortgage loans.
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
Risks Related to Financing and Hedging

Our strategy involves the use of significant leverage, which increases the risk that we may incur substantial losses.
Our business strategy is dependent upon our ability to use leverage to finance our assets through borrowings from repurchase agreements and other secured and unsecured forms of borrowing We expect our leverage to vary with market conditions and our assessment of the tradeoffs between risk and return on investments. We incur this leverage by borrowing against a substantial portion of the market value of our assets. Leverage, which is fundamental to our investment strategy, creates significant risks and amplifies our risk exposure to higher borrowing costs, changes in underlying asset values, changes in mortgage spreads, and other market factors. Leverage also exposes us to the risk of margin calls and defaults under our funding agreements, which may result in forced sales of assets in adverse market conditions. The risks associated with leverage are more acute during volatile market environments and periods of reduced market liquidity. Because of our leverage, we may incur substantial losses.
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
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2024, one counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $36.5 million, or 5% of our stockholders’ equity. We may incur a loss on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and refrain from entering into any other repurchase transactions with us. Some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
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
Our hedging strategies may be ineffective.
We attempt to limit, or hedge against, the adverse effect of changes in interest rates on the value of our assets and financing costs, subject to complying with REIT tax requirements. Hedging strategies are complex and do not fully protect against adverse changes under all circumstances. Our business model also calls for accepting certain amounts of risk. Consequently, our hedging activities are generally designed to limit interest rate exposure, but not to eliminate it, and they are generally not designed to hedge against spread risk and other risks inherent to our business model.
Our hedging strategies may vary in scope based on our portfolio composition, liabilities and our assessment of the level and volatility of interest rates, expected prepayments, credit and other market conditions, and are expected to change over time. We could fail to properly assess a risk or fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedges. Furthermore, the techniques and derivative instruments we select may not have the effect of reducing our risk. Poorly designed hedging strategies or improperly executed transactions could increase our risk of loss. Hedging activities could also result in losses if the hedged event does not occur. Numerous other factors can impact the effectiveness of our hedging strategies, including the following:
•the cost of interest rate hedges;
•the degree to which the interest rate hedge benchmark rate correlates to the interest rate risk being hedged;
•the degree to which the duration of the hedge matches that of the related asset or liability, particularly as interest rates change;
•the amount of income that a REIT may earn from hedging transactions that do not satisfy certain requirements of the Internal Revenue Code or that are not done through a TRS; and
•the degree to which the value of our interest rate hedges changes relative to our assets as a result of fluctuations in interest rates, passage of time, or other factors.
Additionally, regulations adopted by the CFTC could adversely affect our ability to engage in derivative transactions or impose increased margin requirements and require additional operational and compliance costs. Consequently, our hedging strategies may fail to protect us from loss and could even result in greater losses than if we had not entered in the hedge transaction.
Clearing facilities or exchanges may increase the margin requirements we are required to post when entering into derivative instruments, which may negatively impact our ability to hedge and our liquidity.
We are required to post margin when entering into a hedging instrument that is traded on an exchange or administered through a clearing house. The amount of margin is set for each derivative by the exchange or clearinghouse. In prior periods, exchanges have required additional margin in response to events having, or expected to have, adverse economic consequences. Future adverse economic developments or market uncertainty and any proposed new reporting requirements by self-regulatory authorities and Congress, may result in increased margin requirements for our hedging instruments, which may have a material adverse effect on our liquidity, financial condition and results of operations.
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
As of December 31, 2024, we have no outstanding credit default swaps. We may over time enter into these types of investments as the market for them evolves and during times when we attempt to hedge some of the risks of our investments, to enhance returns, to serve as a substitute for an underlying asset, to reduce transaction costs or preserve capital. Our efforts to manage the risk associated with these investments, including counterparty risks, may prove to be insufficient in enabling us to generate the returns anticipated.
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
There may be situations in which we are unable or unwilling to roll or sell our TBA dollar roll positions. The TBA transaction could have a negative carry or otherwise be uneconomical, we may be unable to find counterparties with whom to trade in sufficient volume, or we may be required to collateralize the TBA positions in a way that is uneconomical. Because TBA dollar rolls represent implied financing, an inability or unwillingness to roll has effects similar to any other loss of financing. If we do not roll our TBA positions before the settlement date, we would have to take delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. Counterparties may also make margin calls as the value of a generic TBA-eligible security (and therefore the value of the TBA contract) declines. Margin calls on TBA positions, or failure to roll TBA positions, could have the effects described in the liquidity risks described above.

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
We are highly dependent on the use of various third-party information and security technology and other technology systems to operate our business, including those of our Manager and other service providers. We are also dependent on the effectiveness of our Manager’s information and cyber security infrastructure, policies, procedures and capabilities to protect our technology and digital systems and the data that reside on or are transmitted through them. We and our Manager use technology to, among other things, manage and trade portfolio investments, obtain securities pricing information, process transactions, protect the privacy of clients', employees' and business partners' data, and support our other operations.
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
A breach of our Manager's technology systems could damage our reputation and could result in unauthorized disclosure or modification or loss of sensitive or confidential information (including client data); unauthorized disclosure, modification or loss of proprietary information relating to our business; delays or other problems in our securities trading activities and financial, accounting and other data processing activities; breach and termination of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach, including damage to systems and recovery of lost data; additional security costs to mitigate against future incidents; regulatory actions (including fines and penalties, which could be material) and litigation costs resulting from the incident. These consequences could have a material adverse effect on our operating results and negatively affect the market price of our capital stock and our ability to pay dividends to our stockholders. In addition, any insurance we maintain against the risk of this type of loss may not be sufficient to cover all actual losses or may not apply to circumstances relating to any particular breach or other cyber incident.
The recent advancements in and increased use of AI present risks and challenges that may adversely impact our business.
Our Manager or its or our third-party vendors, clients or counterparties have developed, and may continue to develop or incorporate AI technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, in the U.S. and internationally, and includes regulation targeted specifically at AI technology, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our Manager’s implementation of AI technology, increase its or our compliance costs and the risk of non-compliance, and restrict or impede its ability to develop, adopt and deploy AI technologies efficiently and effectively. AI models, particularly generative AI models, may produce output or take action that is incorrect or outdated, that result in the release of personal, confidential or proprietary information, that reflect biases included in the data on which they are trained or introduced during the training or fine tuning process, that infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI technology, understanding and monitoring the capabilities of the AI technology developed by third parties, and, to that extent, are dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we or our Manager may have limited visibility. Any of these risks could expose our Manager or us to liability or adverse legal or regulatory consequences and harm its or our reputation and the public perception of its or our business or the effectiveness of our security measures. In addition to our Manager’s use of AI technologies, it and we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattacks, could result in losses, liquidity outflows, or other adverse effects at a particular financial institution or exchange. If our Manager’s use of AI becomes controversial, it or we may experience brand or reputational harm, competitive harm, or legal liability.
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
As of December 31, 2024, 1,816,359 shares of common stock were available under our Board-authorized share repurchase program. In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2024, we repurchased and retired 138,008 shares of our Series B Preferred Stock (prior to redemption) and 338,780 shares of our Series C Preferred Stock. As of December 31, 2024, we had authority to purchased 706,659 additional shares of our Series C Preferred Stock under the current share repurchase program.
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
Our board of directors approved broad investment guidelines for our Manager and does not approve each investment and financing decision made by our Manager.
Our Manager is authorized to follow broad investment guidelines. Our board of directors will periodically review our investment guidelines and our investment portfolio but does not, and is not required to, review all of our proposed investments, except that an investment in a security structured or issued by an entity managed by Invesco must be approved by our Audit Committee before such investment may be made. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of target assets and financing arrangements it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results.

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
We have shares of Series C Preferred Stock issued and outstanding. If we decide to issue debt or equity securities in the future that would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. For example, our preferred shares have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to make a distribution to the holders of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us. In addition, future issuances and sales of preferred stock on parity to our Series C Preferred Stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the Series C Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.
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
The change of control conversion feature of our Series C Preferred Stock may make it more difficult for a party to acquire us or discourage a party from acquiring us.
The change of control conversion feature of our Series C Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain change of control transactions under circumstances that otherwise could provide the holders of our common stock and Series C Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that stockholders may otherwise believe is in their best interests.
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
Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
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
We have operated and expect to continue to operate so as to qualify to be taxed as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws would result in, among other things, being unable to deduct dividends paid to stockholders in computing taxable income and being subject to federal and applicable state and local income tax on our taxable income at regular corporate income tax rates;
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
In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder, other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined in Section 897 of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Subject to certain exceptions, FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our stock could be subject to tax under FIRPTA, unless (1) our shares of stock were regularly traded on an established securities market and (2) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our stock. We expect our shares to be regularly traded on an established securities market. Final Treasury Regulations that were effective as of April 25, 2024 (the “Final Regulations”) modified prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. The Final Regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if it is able to satisfy certain requirements, including not undergoing a significant change in its ownership and not acquiring a significant amount of new USRPIs, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, then the look-through rule in the Final Regulations applicable to foreign controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. While we cannot predict when we will commence being subject to such look-through rule in the Final Regulations, we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules.
A non-U.S. stockholder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from us that is attributable to gains from the disposition of a USRPI as described above is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. stockholder’s ownership of our stock, unless the relevant class of stock is regularly traded on an established securities market in the United States and such non-U.S. stockholder did not own more than 10% of such class at any time during the one-year period ending on the date of such distribution.
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
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income, and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
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
We have large holdings of RMBS that are qualifying assets for purposes of the REIT asset tests and generate interest income that is qualifying income for purposes of the REIT gross income tests. The REIT asset tests do not require that all assets be qualifying assets, nor do the REIT gross income tests require that all income be qualifying income. Our substantial RMBS holdings have given us room to make investments that may not qualify, all or in part, as real estate assets or that may generate income that may not qualify, all or in part, under one or both of the gross income tests. Any reduction in our RMBS holdings may reduce our room for non-qualifying assets and income. In addition, if the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and gross income therefrom and/or liquidate our nonqualifying assets to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of certain assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT qualification requirements and Investment Company Act considerations. Furthermore, we may make investments in which the proper application of the REIT gross income and assets tests may not be clear. Mistakes in classifying assets or income for REIT purposes or in projecting the amount of qualifying and non-qualifying income could cause us to fail to qualify as a REIT.
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
The regulatory environment in the United States can be impacted by changes in administration and future legislative developments. The outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as our manager and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on us and our investments.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cyber threats are considered one of the most significant risks facing financial institutions. Since our company is externally managed, we rely upon the operational and investment risk oversight functions of our Manager and its affiliates. To mitigate risk from cyber threats, our Manager has a designated Global Chief Security Officer (“GCSO”) who leads its global security department that is responsible for identifying, assessing, and managing cybersecurity threats. The GCSO has experience in the public and private sectors, specializing in security, investigations, and incident response. The global security department oversees the following groups across Invesco: Information Security, Strategic Intelligence, Corporate Security, Business Continuity, Crisis Management, Global Privacy Office, Business Security, Projects and Strategy. This structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees, and critical assets safe, upholding privacy rights and enabling a secure and resilient business.
Our Manager’s information security program is led by its Chief Information Security Officer (“CISO”) who reports directly to the GCSO and has extensive experience in information security and risk management. Our Manager’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect its and our information assets.
Our Manager's cybersecurity program includes the following:
•Proactive assessments of technical infrastructure and security resilience are performed on a regular basis which include penetration testing, offensive testing and maturity assessments.
•Conducting due diligence on third-party service providers regarding cybersecurity risks prior to on-boarding, periodic assessment of cybersecurity risks for existing third-party service providers and continuous monitoring for new third-party cybersecurity incidents.
•An incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident at Invesco or a third-party.
•Mandatory annual employee security awareness training, which focuses on cyber threats and security in general.
•Regular cyber phishing tests throughout the year to measure and raise employee awareness of cyber phishing threats.
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
As of December 31, 2024, we have not experienced any cyber incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
Item 2. Properties.
Our principal executive office is located at 1331 Spring Street, N.W., Suite 2500, Atlanta, Georgia 30309. As part of our management agreement, our Manager is responsible for providing office space and office services required in rendering services to us.
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any such legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “IVR.”
Dividend Information
We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments) consistent with the distribution requirements applicable to REITs, which will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in Part I. Item 1A. “Risk Factors” of this Report. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. No cash dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. From the date of issuance of our preferred stock through December 31, 2024, we have paid full cumulative dividends on our preferred stock.
For information about our recent dividend payments, please see Note 11 - “Stockholders' Equity” of our consolidated financial statements in Part IV of this Report.
Holders
As of February 18, 2025, there were 130 common stockholders of record.

Performance Graph
The following graph compares the cumulative 5-year total return of holders of Invesco Mortgage Capital Inc.'s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on December 31, 2019 and tracks it through December 31, 2024.

Total Return Performance
250
200
150
100
50
0
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
Invesco Mortgage Capital Inc.
S&P 500
FTSE NAREIT Mortgage REITs

Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Invesco Mortgage Capital Inc.	100.00	24.67	22.37	12.40	10.63	11.59
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
FTSE NAREIT Mortgage REITs	100.00	81.23	93.93	68.94	79.52	79.80
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
Repurchases of Common Equity Securities
In December 2011, our board of directors approved a share repurchase program with no stated expiration date. As of December 31, 2024, there were 1,816,359 common shares available for repurchase under the program. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including under a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the quarter ended December 31, 2024, we did not repurchase any shares of our common stock.
Repurchases of Preferred Equity Securities
The following tables sets forth information with respect to our repurchases of Series C Preferred Stock during the three months ended December 31, 2024.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 to October 31, 2024	29,743	24.46	29,743	747,780
November 1, 2024 to November 30, 2024	19,697	24.19	19,697	728,083
December 1, 2024 to December 31, 2024	21,424	23.96	21,424	706,659
	70,864	24.24	70,864
(1)In May 2022, our board of directors approved a share repurchase program under which we may purchase up to 3,000,000 shares of our Series B Preferred Stock and 5,000,000 shares of our Series C Preferred Stock with no stated expiration date. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including under a trading plan in accordance with Rules 10b5-1 and 10b-18 under Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. We redeemed all outstanding shares of our Series B Preferred Stock in December 2024.
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
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis disclosed herein apply to material changes in our consolidated financial statements for 2024 and 2023. For the comparison of 2023 and 2022, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2023 Annual Report on Form 10-K, filed with the SEC on February 22, 2024. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Part IV, Item 15 of this Report.

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
Market Conditions and Impacts
Macroeconomic factors that affect our business include inflation, economic growth, employment conditions, interest rates, interest rate volatility, fiscal and monetary policy, financial conditions, spread premiums, residential and commercial real estate prices, credit availability, the health of the banking system, consumer personal income and spending and corporate earnings. Of these macroeconomic factors, financial conditions, inflation, employment conditions, monetary policy, interest rates and interest rate volatility had the most direct impacts on our performance and financial condition during 2024.
Financial conditions were predominantly accommodative throughout 2024, buoyed by strong equity market performance, tightening spreads across investment grade, high yield and emerging market bonds, declining interest rate volatility and the start of the Federal Open Market Committee’s (“FOMC”) easing cycle. The fourth quarter saw these trends continue following the resolution of the US elections, despite sharply higher interest rates in the intermediate and long end of the yield curve.
Inflation readings trended lower during 2024. The headline consumer price index (“CPI”) ended the year at 2.9%, down from 3.4% in December of 2023, while CPI (ex. food and energy) declined from 3.9% to 3.2%. The disinflationary trend stalled during the fourth quarter, however, as headline CPI increased from 2.4% to 2.9% and CPI (ex. food and energy) declined modestly from 3.3% to 3.2%. Investors responded to the stalled progress, along with fresh uncertainty regarding the potential impacts of future fiscal and trade policies, by adjusting expectations for future inflation sharply higher. This was reflected most directly in Treasury inflation-protected securities breakeven rates. The two-year breakeven ended the year at 2.54% (up from 1.77% at the end of September, and up from 2.02% in December of 2023) and the five-year breakeven ended at 2.39% (up from 2.09% in September and 2.15% last December). The employment picture was strong throughout 2024, with the economy adding a total of over 2.2 million jobs. This trend continued during the fourth quarter, as the economy added an average of 170,000 jobs per month.
Strong labor markets, inflation persistently higher than the FOMC’s target of 2% and uncertainty about the impact of future policy action led to a re-pricing of the market’s expectations of future monetary policy. Following the 100 basis point reduction in the Federal Funds target rate over the course of the third and fourth quarters, Federal Funds futures market expectations as of year-end 2024 reflected only one to two additional cuts in the target rate through the end of 2025. This compares to an expectation of ten cuts through the end of 2025 priced in as recently as mid-September 2024. Quantitative tightening continued in the fourth quarter of 2024, as the Federal Reserve passively reduced the size of its balance sheet through maturities of U.S. Treasuries and paydowns of Agency RMBS. Paydowns of Agency RMBS from the balance sheet added approximately $16 billion of net supply to the market each month, well below the Federal Reserve's monthly cap of $35 billion. Although quantitative tightening is anticipated to conclude over the next several quarters, runoff of the Agency RMBS portion of the balance sheet is expected to continue, with proceeds redeployed into Treasuries.
Interest rates were quite volatile during 2024, with rates falling for the first three quarters of the year on expectations of future policy action by the FOMC before sharply reversing during the fourth quarter as the market priced the majority of those cuts out. Over the year, the yield on the two-year Treasury was flat at 4.25%, the yield on the five-year Treasury increased 56 basis points to 4.39% and the yield on the ten-year Treasury finished at 4.58%, up 72 basis points on the year. During the fourth quarter interest rates were higher across the board, with the two-year, five-year and ten-year Treasury yields up 60 basis points, 81 basis points and 78 basis points, respectively. Short-dated interest rate volatility reflected the market’s shifting expectations of both monetary and potential fiscal policy, increasing ahead of the U.S. elections and FOMC meeting in November before settling in December to end the year slightly lower.
Against this macroeconomic backdrop, Agency RMBS underperformed Treasuries during the fourth quarter while still ending the year with modest outperformance. Underperformance during the quarter primarily took place in lower coupons, as the sharp move higher in interest rates limited demand for deep discount securities. Although interest rate volatility moved higher during the quarter, supply and demand technicals for higher coupon Agency RMBS were supportive as supply was limited while bank and overseas demand improved. Prepayment speeds largely remained at low levels given limited housing activity and elevated mortgage rates, but recently originated loans did display significant responsiveness to the short-lived notable decline in mortgage rates in the third quarter. Premiums on higher coupon specified pool collateral declined modestly given the increase in interest rates but remain relatively well-supported as implied financing via the dollar roll market for TBA investments remained largely unattractive throughout the quarter.
Agency CMBS risk premiums contracted notably during the fourth quarter and throughout 2024 given increased optimism regarding eventual monetary policy normalization, money manager inflows, renewed bank demand for stable cash flow profiles amidst elevated interest rate volatility and relatively modest new issuance.

Market Rates

	As of
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	One Quarter Change	One Year Change
Interest Rates
Effective Federal Funds Rate	4.33%	4.83%	5.33%	5.33%	5.33%	(0.50)%	(1.00)%
One-month SOFR	4.33%	4.86%	5.34%	5.33%	5.35%	(0.53)%	(1.02)%

2 Year Treasury	4.25%	3.65%	4.72%	4.62%	4.25%	0.60%	—%
5 Year Treasury	4.39%	3.58%	4.33%	4.20%	3.83%	0.81%	0.56%
10 Year Treasury	4.58%	3.80%	4.34%	4.19%	3.86%	0.78%	0.72%
30 Year Treasury	4.78%	4.13%	4.50%	4.34%	4.02%	0.65%	0.76%

	As of
(in basis points)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	One Quarter Change	One Year Change
Swap Spreads (1)
2 Year	(16)	(20)	(15)	(8)	(18)	4	2
5 Year	(34)	(31)	(28)	(23)	(32)	(3)	(2)
10 Year	(50)	(47)	(42)	(37)	(40)	(3)	(10)
30 Year	(85)	(82)	(80)	(73)	(71)	(3)	(14)

30 Year Mortgage Spreads vs. 5/10 Year Treasury Blend (2)
FNMA 2.0%	65	72	61	58	55	(7)	10
FNMA 2.5%	74	82	73	70	65	(8)	9
FNMA 3.0%	77	85	79	77	73	(8)	4
FNMA 3.5%	78	87	83	82	81	(9)	(3)
FNMA 4.0%	76	95	93	91	95	(19)	(19)
FNMA 4.5%	91	109	100	101	110	(18)	(19)
FNMA 5.0%	108	132	116	117	131	(24)	(23)
FNMA 5.5%	126	143	138	137	154	(17)	(28)
FNMA 6.0%	140	129	158	156	165	11	(25)

10 Year Agency CMBS Spreads vs. Treasuries (3)
FHLMC K	45	48	49	54	60	(3)	(15)
FNMA DUS	47	58	54	58	67	(11)	(20)
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
Outlook
In the near-term, we remain cautious on Agency RMBS as shifting expectations for monetary and fiscal policy may result in elevated interest rate volatility, reducing investor demand. Our long-term outlook for Agency RMBS is favorable, however, as we expect demand to improve in higher coupons given attractive valuations, an eventual decline in interest rate volatility, and a steeper yield curve. Lastly, we expect a gradual increase in Agency CMBS new issuance to be met with robust investor demand, as the sector continues to offer value relative to other fixed income investments due to its prepayment protection and attractive risk-adjusted return profiles.
Investment Activities
The table below shows the composition of our investment portfolio as of December 31, 2024 and 2023.

$ in thousands	As of December 31,
	2024	2023
Agency RMBS:
30 year fixed-rate pass-through, at fair value	4,541,525	4,952,474
Agency CMO, at fair value	70,776	74,758
Agency CMBS, at fair value	816,147	—
Non-Agency CMBS, at fair value	9,836	9,935
Non-Agency RMBS, at fair value	7,224	8,139
U.S. Treasury securities, at fair value	—	11,214
Investment in unconsolidated venture	—	500
Total investment portfolio	5,445,508	5,057,020
As of December 31, 2024 and 2023, our holdings of 30 year fixed-rate Agency RMBS represented 83% and 98% of our total investment portfolio, respectively. Our 30 year fixed-rate Agency RMBS holdings as of December 31, 2024 and 2023 consisted of specified pools with coupon distributions as shown in the table below.

	As of December 31,
	2024			2023
$ in thousands	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield
4.0%	369,321	8.1%	4.67%	876,337	17.7%	4.65%
4.5%	658,218	14.5%	4.95%	1,017,191	20.5%	4.95%
5.0%	836,197	18.4%	5.35%	1,028,036	20.8%	5.34%
5.5%	1,196,335	26.3%	5.59%	1,016,707	20.5%	5.59%
6.0%	1,481,454	32.7%	5.97%	1,014,203	20.5%	6.03%
Total 30 year fixed-rate Agency RMBS	4,541,525	100.0%	5.50%	4,952,474	100.0%	5.33%
Our purchases of Agency RMBS have been primarily focused on specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. The table below shows the specified pool characteristics of our 30 year fixed-rate Agency RMBS holdings as of December 31, 2024 and 2023.

	As of December 31,
	2024		2023
$ in thousands	Fair Value	Percentage	Fair Value	Percentage
Specified pool characteristic:
Geographic location	741,428	16.3%	1,079,310	21.8%
Loan balance	1,961,771	43.2%	2,193,876	44.3%
High loan-to-value (“LTV”) ratio	509,459	11.2%	574,246	11.6%
Low credit score	1,328,867	29.3%	1,105,042	22.3%
Total 30 year fixed-rate Agency RMBS	4,541,525	100.0%	4,952,474	100.0%
We resumed investing in Agency CMBS in the first quarter of 2024 because these securities benefit from prepayment protection characteristics and have an attractive return profile. Further, the hedging costs related to these holdings are economical as they are less sensitive to interest rate risk given prepayment protection and scheduled balloon maturity payments. As of December 31, 2024, our holdings of Agency CMBS represented approximately 15% of our total investment portfolio.

Approximately 79% of our Agency CMBS were Fannie Mae DUS and 21% were Freddie Mac Multifamily Participation Certificates.
As of December 31, 2024 and 2023, our holdings of non-Agency CMBS and non-Agency RMBS represented less than 1% of our total investment portfolio. In the first quarter of 2024, we received a final distribution from our sole remaining unconsolidated venture. Following this distribution, we no longer have any investments in unconsolidated ventures.
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

$ in thousands	Collateralized borrowings under repurchase agreements
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
March 31, 2023	4,814,700	4,734,819	4,814,700
June 30, 2023	4,959,388	4,791,720	4,959,388
September 30, 2023	4,987,006	4,902,400	4,987,006
December 31, 2023	4,458,695	3,736,432	4,458,695
March 31, 2024	4,393,908	4,419,757	4,531,261
June 30, 2024	4,260,475	4,251,953	4,269,254
September 30, 2024	5,184,885	5,004,504	5,184,885
December 31, 2024	4,893,958	4,865,582	4,943,054
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
•the values of derivatives used for hedging are adjusted in accordance with accounting rules to reflect changes in fair value.
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
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the year ended December 31, 2024, we entered into new interest rate swaps with a notional amount of $2.6 billion and terminated or settled existing interest rate swaps with a notional amount of $3.4 billion.
During the third quarter of 2024, we began entering into futures contracts as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. During the year ended December 31, 2024, we entered into futures contracts with a notional amount of $2.8 billion and terminated or settled existing futures contracts with a notional amount of $1.4 billion.

Daily variation margin for interest rate swaps and futures contracts is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our consolidated statement of operations.
Capital Activities
As of December 31, 2024, we may sell up to 11,095,561 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. The table below shows sales of our common stock under equity distribution agreements during the years ended December 31, 2024 and 2023.

	Years ended December 31,
Shares in ones, $ in thousands	2024	2023

Shares sold	13,204,968	9,699,471
Net proceeds	116,215	109,104
Commissions and other costs	1,720	1,478
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2024, we repurchased and retired 138,008 shares of Series B Preferred Stock (prior to the redemption discussed below) and 338,780 shares of Series C Preferred Stock. During the year ended December 31, 2023, we repurchased and retired 151,637 shares of Series B Preferred Stock and 271,031 shares of Series C Preferred Stock. As of December 31, 2024, we had authority to repurchase 706,659 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.
On December 27, 2024, we redeemed all issued and outstanding shares of our Series B Preferred Stock for $106.2 million. The cash redemption price for each share of Series B Preferred Stock was $25.00. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of $3.5 million in net income attributable to common stockholders during the year ended December 31, 2024.
For information on dividends declared and paid during the years ended December 31, 2024 and 2023, see Note 11 - “Stockholders' Equity” of our consolidated financial statements in Part IV, Item 15 of this report on Form 10-K.
During the year ended December 31, 2024, we did not repurchase any shares of our common stock.
Book Value per Common Share
We calculate book value per common share as follows.

	As of December 31,
In thousands except per share amounts	2024	2023	2022
Numerator (adjusted equity):
Total equity	730,729	782,665	804,075
Less: Liquidation preference of Series B Preferred Stock	—	(109,650)	(113,441)
Less: Liquidation preference of Series C Preferred Stock	(180,166)	(188,636)	(195,412)
Total adjusted equity	550,563	484,379	495,222

Denominator (number of shares):
Common stock outstanding	61,730	48,461	38,711

Book value per common share	8.92	10.00	12.79
Our book value per common share decreased 10.8% as of December 31, 2024 compared to December 31, 2023 primarily due to losses recognized on investments and dividends declared, which were partially offset by net interest income and gains recognized on derivative instruments.
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
Mortgage-Backed Securities. We have elected the fair value option for all of our MBS purchased on or after September 1, 2016 and all of our RMBS IOs. Under the fair value option, changes in fair value are recognized in the consolidated statement of operations. In our view, the fair value option election more appropriately reflects the results of our operations because MBS fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments. As of December 31, 2024, $5.4 billion (December 31, 2023: $5.0 billion) or 99.7% (December 31, 2023: 99.7%) of our MBS are accounted for under the fair value option. We record our MBS purchased before September 1, 2016, as available-for-sale and report these MBS at fair value.
We determine the fair value of our MBS by obtaining valuations from an independent source. If the fair value of a security is not available from a third-party pricing service, we may estimate the fair value of the security using a variety of methods including other pricing services, discounted cash flow analysis, matrix pricing, option adjusted spread models and other fundamental analysis of observable market factors. It is possible that changes in these inputs could change the valuation estimate.
Refer to the preceding discussion under “Market Conditions and Impacts” for information on how conditions in 2024 impacted valuations of our Agency securities, which constituted substantially all of our investment portfolio during 2024. Additionally, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for the estimated impact of an instantaneous shift in the yield curve on the market value of our interest rate-sensitive investments.
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
Prepayment rates on our mortgage-backed securities increased modestly in 2024 compared to 2023 but remained relatively low given elevated interest rates. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for an estimate of the percentage change in our net interest income, including interest paid or received under interest rate swaps, caused by an instantaneous 50 and 100 basis points increase or decrease in interest rates.

Accounting for Derivative Financial Instruments. We use or have used derivatives to manage interest rate and currency exchange risk and as an alternative means of investing in and financing Agency RMBS. We record all derivatives on our consolidated balance sheets at fair value. Refer to Note 2 - “Summary of Significant Accounting Policies” of our consolidated financial statements included in Part IV, Item 15 of this Report for a description of how we determine the fair value of our futures contracts, interest rate swaps and TBAs. As of December 31, 2024, all of our futures contracts were exchange-traded and all of our interest rate swaps were centrally cleared by a registered clearing organization. Changes in the fair value of our derivatives are recorded in gain (loss) on derivative instruments, net in our consolidated statement of operations. Further information is provided in Note 7 - “Derivatives and Hedging Activities” of our consolidated financial statements included in Part IV, Item 15 of this Report.
The factors that impact valuations of our TBAs are similar to those that impact valuations of our Agency RMBS. Valuations of interest rate swaps and futures contracts are most significantly impacted by changing interest rate expectations. We recognized net gains on our interest rate swaps and futures contracts in 2024 primarily due to shifting expectations that interest rates would stay higher for longer.

Results of Operations
Our consolidated results of operations for the years ended December 31, 2024, 2023 and 2022 are summarized below.

	Years Ended December 31,
$ in thousands except share data	2024	2023	2022
Interest income
Mortgage-backed and other securities	286,546	277,929	192,566
Commercial loan	—	—	1,947
Total interest income	286,546	277,929	194,513
Interest expense	249,719	228,229	51,560
Net interest income	36,827	49,700	142,953
Other income (loss)
Gain (loss) on investments, net	(133,911)	(107,280)	(1,079,339)
(Increase) decrease in provision for credit losses	(458)	(320)	—
Equity in earnings (losses) of unconsolidated ventures	(193)	(1)	(407)
Gain (loss) on derivative instruments, net	176,634	61,838	559,007
Other investment income (loss), net	2	(66)	186
Total other income (loss)	42,074	(45,829)	(520,553)
Expenses
Management fee — related party	11,866	12,290	16,906
General and administrative	7,153	7,440	8,418
Total expenses	19,019	19,730	25,324
Net income (loss)	59,882	(15,859)	(402,924)
Dividends to preferred stockholders	(22,011)	(23,153)	(28,218)
Gain on repurchase and retirement of preferred stock	427	1,471	14,179
Issuance and redemption costs of redeemed preferred stock	(3,535)	—	—
Net income (loss) attributable to common stockholders	34,763	(37,541)	(416,963)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.65	(0.85)	(12.21)
Diluted	0.65	(0.85)	(12.21)
Weighted average number of shares of common stock:
Basic	53,773,405	44,073,815	34,160,080
Diluted	53,775,143	44,073,815	34,160,080
Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the years ended December 31, 2024, 2023 and 2022.

	Years ended December 31,
$ in thousands	2024	2023	2022
Average earning assets (1)	5,208,204	5,106,473	5,137,339
Average earning asset yields (2)	5.50%	5.44%	3.79%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Total average earning assets increased $101.7 million for the year ended December 31, 2024 compared to 2023. Changes in our average earning assets are a factor of our total stockholders' equity and our desired leverage levels.

Average earning asset yields increased 6 basis points for the year ended December 31, 2024 compared to 2023. Changes in our average earning asset yields are driven by the composition of our investments, book prices of our securities and prepayment rates.
We earned total interest income of $286.5 million during 2024 (2023: $277.9 million). Our interest income consists of coupon interest and net (premium amortization) discount accretion on MBS and other securities as well as interest income on our commercial loan as shown in the table below.

	Years Ended December 31,
$ in thousands	2024	2023	2022
Interest Income
Mortgage-backed and other securities - coupon interest	281,080	271,856	198,290
Mortgage-backed and other securities - net (premium amortization) discount accretion	5,466	6,073	(5,724)
Mortgage-backed and other securities - interest income	286,546	277,929	192,566
Commercial loan	—	—	1,947
Total interest income	286,546	277,929	194,513
Our interest income increased $8.6 million for the year ended December 31, 2024 compared to 2023 due to higher average earning assets and average earning asset yields.
Prepayment Speeds
Our RMBS portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. In an environment of rising interest rates, prepayment speeds will generally decrease as homeowners are not as incentivized to refinance. For Agency RMBS where we do not estimate prepayments, premium amortization and discount accretion are not impacted by prepayments until actual prepayments occur. For those securities on which we do estimate prepayments, expected future prepayment speeds are estimated on at least a quarterly basis. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized. Conversely, for securities purchased at a discount to par value, interest income will be reduced in periods where prepayment speeds were slower than expected.
The following table presents net (premium amortization) discount accretion recognized on our mortgage-backed and other securities portfolio during 2024, 2023 and 2022.

	Years Ended December 31,
$ in thousands	2024	2023	2022
Agency RMBS	4,948	5,160	(6,755)
Agency CMBS	433	—	—
Non-Agency CMBS	496	1,101	1,624
Non-Agency RMBS	(410)	(479)	(552)
U.S. Treasury securities	(1)	291	(41)
Net (premium amortization) discount accretion	5,466	6,073	(5,724)
Net discount accretion decreased slightly for the year ended December 31, 2024 compared to 2023 as the impact of repositioning into securities with higher book prices was largely offset by modestly faster prepayment rates.
Our interest income is subject to interest rate risk. Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.

Interest Expense and Cost of Funds
The table below presents our average borrowings and cost of funds for the years ended December 31, 2024, 2023 and 2022.

	Years ended December 31,
$ in thousands	2024	2023	2022
Total average borrowings (1)	4,637,086	4,540,252	4,495,581
Maximum borrowings during the period (2)	5,184,885	4,987,006	6,636,913
Cost of funds (3)	5.39%	5.03%	1.15%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense, including amortization of net deferred gain (loss) on de-designated interest rate swaps, by our average borrowings.
Total average borrowings increased $96.8 million for the year ended December 31, 2024 compared to 2023. Changes in our average borrowings are a factor of our total stockholders' equity and our desired leverage levels.
Our average cost of funds increased 36 basis points for the year ended December 31, 2024 compared to 2023 as the FOMC raised the Federal Funds target rate from a range of 4.25% to 4.50% as of January 1, 2023 to a maximum of 5.25% to 5.50% before lowering the target rate in the second half of 2024. Our cost of funds for the year ended December 31, 2024 was also significantly impacted by the completion of amortization of net deferred gains on de-designated interest rate swaps in December 2023. The amortization of these net deferred gains previously offset a portion of our current period interest expense on repurchase agreement borrowings.
The table below presents the components of interest expense for the years ended December 31, 2024, 2023 and 2022.

	Years ended December 31,
$ in thousands	2024	2023	2022
Interest Expense
Interest expense on repurchase agreement borrowings	249,719	238,634	71,268
Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	(10,405)	(19,708)
Total interest expense	249,719	228,229	51,560
Our interest expense increased $21.5 million for the year ended December 31, 2024 compared to 2023 due to a decrease in amortization of net deferred gains on de-designated interest rate swaps and increases in total average borrowings and borrowing rates.
Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on the consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements.
Net Interest Income
The table below presents the components of net interest income for the years ended December 31, 2024, 2023 and 2022.

	Years ended December 31,
$ in thousands	2024	2023	2022
Interest Income
Mortgage-backed and other securities	286,546	277,929	192,566
Commercial loan	—	—	1,947
Total interest income	286,546	277,929	194,513
Interest Expense
Interest expense on repurchase agreement borrowings	249,719	238,634	71,268
Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	(10,405)	(19,708)
Total interest expense	249,719	228,229	51,560
Net interest income	36,827	49,700	142,953
Net interest rate margin	0.11%	0.41%	2.64%

Our net interest income, which equals total interest income less total interest expense, decreased $12.9 million for the year ended December 31, 2024 compared to 2023 due to a decrease in amortization of net deferred gains on de-designated interest rate swaps, a higher average Federal Funds target rate and higher average borrowings, which were partially offset by higher average earning assets and average earning asset yields.
Our net interest rate margin, which equals the yield on our average earning assets for the period less the average cost of funds, decreased 30 basis points for the year ended December 31, 2024 compared to 2023 due to a decrease in amortization of net deferred gains on de-designated interest rate swaps and a higher average Federal Funds target rate, which were partially offset by higher average earning asset yields. Our cost of funds is generally more sensitive to changes in interest rates than the yield on our investment portfolio, which is largely comprised of 30 year fixed-rate Agency RMBS.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
$ in thousands	2024	2023	2022
Net realized gains (losses) on sale of MBS	(9,124)	(158,028)	(1,163,910)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(124,329)	50,364	118,365
Net unrealized gains (losses) on commercial loan	—	—	404
Net unrealized gains (losses) on U.S. Treasury securities	(372)	372	—
Net realized gains (losses) on U.S. Treasury securities	(86)	12	(34,198)
Total gain (loss) on investments, net	(133,911)	(107,280)	(1,079,339)
During the year ended December 31, 2024, we sold MBS and realized net losses of $9.1 million (2023: net losses of $158.0 million). Net realized losses during the year ended December 31, 2024 primarily reflect sales of 4.0% to 5.0% coupon Agency RMBS with a portion of the proceeds being used to purchase Agency CMBS. Net realized losses during the year ended December 31, 2023 primarily reflect the repositioning of Agency RMBS coupon allocations and sales of lower yielding Agency RMBS to purchase higher yielding Agency RMBS in an effort to improve the earnings power of the portfolio.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Before September 1, 2016, we had also elected the fair value option for our non-Agency RMBS interest-only securities. Under the fair value option, changes in fair value are recognized in income in the consolidated statements of operations. As of December 31, 2024, $5.4 billion or 99.7% (December 31, 2023: $5.0 billion or 99.7%) of our MBS were accounted for under the fair value option.
We recorded net unrealized losses on our MBS portfolio accounted for under the fair value option of $124.3 million in 2024 (2023: net unrealized gains of $50.4 million). Net unrealized losses in the year ended December 31, 2024 were due to lower valuations on Agency RMBS and Agency CMBS given an increase in interest rates. Net unrealized gains in the year ended December 31, 2023 reflect favorable valuations on our assets held at year end.
We recorded realized and unrealized losses of $458,000 on a U.S. Treasury security during the year ended December 31, 2024. We sold the security during the first quarter of 2024. We recorded net realized and unrealized gains of $384,000 on U.S. Treasury securities during the year ended December 31, 2023.
(Increase) Decrease in Provision for Credit Losses
As of December 31, 2024, $15.0 million of our $5.4 billion of MBS are classified as available-for-sale and subject to evaluation for credit losses. We recorded a provision for credit losses of $458,000 on a single non-Agency CMBS for the year ended December 31, 2024 (2023: $320,000). Refer to Note 2 – “Summary of Significant Accounting Policies” of our consolidated financial statements included in Part IV, Item 15 of this Report for additional information on how we calculate our provision for credit losses.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the year ended December 31, 2024, we recorded equity in losses of unconsolidated ventures of $193,000 (2023: equity in losses of $1,000). We received a final distribution from our sole remaining unconsolidated venture during the first quarter of 2024, and the venture was dissolved in April 2024.

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
The tables below summarize the components of our gain (loss) on derivative instruments, net for the years ended December 31, 2024, 2023 and 2022.

$ in thousands	Year ended December 31, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(47,581)	161,762	610	114,791
Futures Contracts	58,000	—	3,463	61,463
TBAs	986	—	(606)	380
Total	11,405	161,762	3,467	176,634

$ in thousands	Year ended December 31, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(177,628)	239,008	918	62,298
Currency Forward Contracts	(18)	—	—	(18)
TBAs	(1,880)	—	1,438	(442)
Total	(179,526)	239,008	2,356	61,838

$ in thousands	Year ended December 31, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	593,035	86,872	11,426	691,333
Currency Forward Contracts	919	—	(271)	648
TBAs	(134,488)	—	1,514	(132,974)
Total	459,466	86,872	12,669	559,007
As of December 31, 2024 and 2023, we held the following interest rate swaps whereby we pay fixed rate interest and receive floating rate interest based upon SOFR.

$ in thousands	As of December 31, 2024				As of December 31, 2023
Derivative instrument	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps	3,265,000	0.97%	4.49%	5.3	4,065,000	1.10%	5.38%	6.6
During the year ended December 31, 2024, we entered into interest rate swaps with a notional amount of $2.6 billion and terminated or settled existing interest rate swaps with a notional amount of $3.4 billion (December 31, 2023: $3.5 billion of additions and $7.6 billion of terminations or settlements). We recorded net gains of $114.8 million and $62.3 million on interest rate swaps during the years ended December 31, 2024 and 2023, respectively, primarily due to changes in interest rate expectations.

As of December 31, 2024, we had $4.9 billion of repurchase agreement borrowings with a weighted average remaining maturity of 29 days (December 31, 2023: $4.5 billion and 20 days). We typically refinance each repurchase agreement at market interest rates upon maturity. We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.
During the third quarter of 2024, we began using futures contracts as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. The table below presents certain details of our futures contracts as of December 31, 2024. We did not hold any futures contracts as of December 31, 2023.

As of December 31, 2024
$ in thousands	Notional Amount - Short
10 year U.S. Treasury futures	136,000
Ultra 10 year U.S. Treasury futures	1,057,000
30 year U.S. Treasury futures	209,000
Total	1,402,000
During the year ended December 31, 2024, we entered into futures contracts with a notional amount of $2.8 billion and terminated or settled existing futures contracts with a notional amount of $1.4 billion. We recognized net gains of $61.5 million on futures contracts for the year ended December 31, 2024 due to changes in interest rate expectations.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. We recorded net gains of $380,000 on TBAs during the year ended December 31, 2024 (December 31, 2023: net losses of $442,000).
Other Investment Income (Loss), net
Our other investment income (loss), net for the year ended December 31, 2023 consisted of foreign currency transaction gains and losses and the reclassification of our foreign currency translation adjustment that was previously recorded in accumulated other comprehensive income related to an unconsolidated venture.
Expenses
For the year ended December 31, 2024, we incurred management fees of $11.9 million (2023: $12.3 million) that are payable to our Manager under our management agreement. Management fees decreased for the year ended December 31, 2024 compared to 2023 due to lower average stockholders' equity. Our management fees are calculated quarterly in arrears. Refer to Note 10 – “Related Party Transactions” of our consolidated financial statements in Part IV, Item 15 of this Report for a discussion of our relationship with our Manager and a description of how our fees are calculated.
For the year ended December 31, 2024, our general and administrative expenses not covered under our management agreement amounted to $7.2 million (2023: $7.4 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.
Gain on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2024, we repurchased and retired 138,008 shares of Series B Preferred Stock (prior to the redemption discussed below) and 338,780 shares of Series C Preferred Stock and recorded a gain on repurchase and retirement of preferred stock of $427,000. During the year ended December 31, 2023, we repurchased and retired 151,637 shares of Series B Preferred Stock and 271,031 shares of Series C Preferred Stock and recorded a gain on repurchase and retirement of preferred stock of $1.5 million. Gains on repurchases and retirements of preferred stock represent the difference between the consideration transferred and the carrying value of the preferred stock.
Issuance and Redemption Costs of Redeemed Preferred Stock
On December 27, 2024, we redeemed all issued and outstanding shares of our Series B Preferred Stock for $106.2 million. The cash redemption price for each share of Series B Preferred Stock was $25.00. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of $3.5 million in net income attributable to common stockholders during the year ended December 31, 2024.

Net Income (Loss) attributable to Common Stockholders
For the year ended December 31, 2024, our net income attributable to common stockholders was $34.8 million (2023: net loss of $37.5 million) or $0.65 basic and diluted net income per average share available to common stockholders (2023: $0.85 net loss per share).
For the year ended December 31, 2024, the change in net income (loss) attributable to common stockholders compared to 2023 was primarily due to: (i) net losses on investments of $133.9 million versus $107.3 million in the 2023 period; (ii) net gains on derivative instruments of $176.6 million versus $61.8 million in the 2023 period and (iii) a $12.9 million decrease in net interest income.
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

	Years Ended December 31,
$ in thousands, except per share data	2024	2023	2022
Net income (loss) attributable to common stockholders	34,763	(37,541)	(416,963)
Adjustments:
(Gain) loss on investments, net	133,911	107,280	1,079,339
Realized (gain) loss on derivative instruments, net (1)	(11,405)	179,526	(459,466)
Unrealized (gain) loss on derivative instruments, net (1)	(3,467)	(2,356)	(12,669)
TBA dollar roll income (2)	1,366	697	28,843
(Gain) on repurchase and retirement of preferred stock	(427)	(1,471)	(14,179)
Foreign currency (gains) losses, net (3)	(2)	66	(186)
Amortization of net deferred (gain) loss on de-designated interest rate swaps (4)	—	(10,405)	(19,708)
Subtotal	119,976	273,337	601,974
Earnings available for distribution	154,739	235,796	185,011
Basic earnings (loss) per common share	0.65	(0.85)	(12.21)
Earnings available for distribution per common share (5)	2.88	5.35	5.42

(1)U.S. GAAP gain (loss) on derivative instruments, net on the consolidated statements of operations includes the following components.

	Years Ended December 31,
$ in thousands	2024	2023	2022
Realized gain (loss) on derivative instruments, net	11,405	(179,526)	459,466
Unrealized gain (loss) on derivative instruments, net	3,467	2,356	12,669
Contractual net interest income (expense) on interest rate swaps	161,762	239,008	86,872
Gain (loss) on derivative instruments, net	176,634	61,838	559,007

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

(4)    U.S. GAAP interest expense on the consolidated statements of operations includes the following components.

	Years Ended December 31,
$ in thousands	2024	2023	2022
Interest expense on repurchase agreement borrowings	249,719	238,634	71,268
Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	(10,405)	(19,708)
Total interest expense	249,719	228,229	51,560

(5)    Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding.
The components of earnings available for distribution for the years ended December 31, 2024, 2023 and 2022 were as follows.

	Years Ended December 31,
$ in thousands	2024	2023	2022
Effective net interest income(1)	198,589	278,303	210,117
TBA dollar roll income	1,366	697	28,843
Equity in earnings (losses) of unconsolidated ventures	(193)	(1)	(407)
(Increase) decrease in provision for credit losses	(458)	(320)	—
Total expenses	(19,019)	(19,730)	(25,324)
Subtotal	180,285	258,949	213,229
Dividends to preferred stockholders	(22,011)	(23,153)	(28,218)
Issuance and redemption costs of redeemed preferred stock	(3,535)	—	—
Earnings available for distribution	154,739	235,796	185,011
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution decreased for the year ended December 31, 2024 compared to 2023 primarily due to lower effective net interest income. See below for details on the change in effective net interest income.
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

	Years Ended December 31,
	2024		2023		2022
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	249,719	5.39%	228,229	5.03%	51,560	1.15%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	—	—%	10,405	0.23%	19,708	0.44%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(161,762)	(3.49)%	(239,008)	(5.26)%	(86,872)	(1.93)%
Effective interest expense	87,957	1.90%	(374)	—%	(15,604)	(0.34)%
Our effective interest expense and effective cost of funds increased for the year ended December 31, 2024 compared to 2023 primarily due to a decrease in contractual net interest income on interest rate swaps.
In addition to changes caused by the underlying floating rate index, the amount of contractual net interest income or expense on interest rate swaps that we recognize has changed based on changes in the size and composition of our interest rate swap portfolio. During the third quarter of 2024, we also began using futures contracts, which do not earn or incur contractual interest, in lieu of certain interest rate swaps as an alternative way to help mitigate the potential impact of changing interest rates on our performance. See preceding discussion under “Gain (Loss) on Derivative Instruments, net” for details of our interest rate swap portfolio as of December 31, 2024 and December 31, 2023.
The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Years Ended December 31,
	2024		2023		2022
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	36,827	0.11%	49,700	0.41%	142,953	2.64%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	—%	(10,405)	(0.23)%	(19,708)	(0.44)%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	161,762	3.49%	239,008	5.26%	86,872	1.93%
Effective net interest income	198,589	3.60%	278,303	5.44%	210,117	4.13%
Our effective net interest income and effective interest rate margin decreased for the year ended December 31, 2024 compared to 2023 primarily due to a decrease in contractual net interest income on interest rate swaps.
Economic Debt-to-Equity Ratio
The table below shows our debt-to-equity ratio and our economic debt-to-equity ratio as of December 31, 2024 and December 31, 2023. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity.
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

	As of
$ in thousands	December 31, 2024	December 31, 2023
Repurchase agreements	4,893,958	4,458,695
Total stockholders' equity	730,729	782,665

Debt-to-equity ratio (1)	6.7	5.7
Economic debt-to-equity ratio (2)	6.7	5.7
(1)Debt-to-equity ratio is calculated as the ratio of total repurchase agreements to total stockholders' equity.
(2)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis ($606,000 as of December 31, 2024; none as of December 31, 2023) to total stockholders' equity.

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
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, margin requirements and the payment of cash dividends as required for continued qualification as a REIT. We generally maintain liquidity to pay down borrowings under repurchase agreements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our consolidated balance sheets is significantly less important than our potential liquidity available under borrowing arrangements or through the sale of liquid investments. However, there can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls.
We held cash, cash equivalents and restricted cash of $210.9 million at December 31, 2024 (2023: $198.6 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $183.2 million for the year ended December 31, 2024 (2023: $237.8 million).
Our investing activities used net cash of $497.4 million for the year ended December 31, 2024 (2023: $536.8 million). Our primary use of cash from investing activities during the year ended December 31, 2024 was $2.2 billion to purchase MBS. We received proceeds from the sale of MBS of $1.3 billion and proceeds from the sale of U.S. Treasury securities of $10.8 million during the year ended December 31, 2024. We generated $389.5 million from principal payments of MBS during the year ended December 31, 2024. We also received $11.4 million to settle derivative contracts during the year ended December 31, 2024.
Our investing activities used net cash of $536.8 million for the year ended December 31, 2023. Our primary use of cash from investing activities during the year ended December 31, 2023 was $5.9 billion to purchase MBS and $59.5 million to purchase U.S. Treasury securities. We also paid $179.5 million to settle derivative contracts during the year ended December 31, 2023. We received proceeds from the sale of MBS of $5.2 billion and proceeds from the sale of U.S. Treasury securities of $49.0 million during the year ended December 31, 2023. We also generated $348.5 million from principal payments of MBS during the year ended December 31, 2023.
Our financing activities provided net cash of $326.5 million for the year ended December 31, 2024 (2023: $218.9 million). Our primary source of cash from financing activities during the year ended December 31, 2024 was net proceeds on our repurchase agreements of $435.7 million and proceeds from issuance of common stock of $116.5 million. We redeemed all outstanding shares of our Series B Preferred Stock for $106.2 million during the year ended December 31, 2024. We also paid dividends of $105.5 million and used $11.1 million to repurchase Series B (prior to redemption) and Series C Preferred Stock during the year ended December 31, 2024.
Our financing activities provided net cash of $218.9 million for the year ended December 31, 2023. Our primary source of cash from financing activities during the year ended December 31, 2023 was net proceeds on our repurchase agreements of

$223.5 million and proceeds from issuance of common stock of $109.1 million. We paid dividends of $102.2 million and used $8.7 million to repurchase Series B and Series C Preferred Stock.
As of December 31, 2024, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.4% for Agency RMBS and 4.7% for Agency CMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS and Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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
Forward-Looking Statements Regarding Liquidity
As of December 31, 2024, we held $5.1 billion of Agency securities that are financed by repurchase agreements. We also had approximately $316.0 million of unencumbered investments and unrestricted cash of $73.4 million as of December 31, 2024. As of December 31, 2024, our known contractual obligations primarily consist of $4.9 billion of repurchase agreement borrowings with a weighted average remaining maturity of 29 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities.
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
As of December 31, 2024, one counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $36.5 million, or 5% of our stockholders’ equity. The following table summarizes our exposure under repurchase agreements to counterparties by geographic concentration as of December 31, 2024. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	13	3,038,272	(143,033)
Europe (excluding United Kingdom)	2	593,975	(25,686)
Asia	4	793,380	(36,562)
United Kingdom	1	468,331	(20,135)
Total	20	4,893,958	(225,416)
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
As discussed above, our distribution requirements are based on REIT taxable income rather than U.S. GAAP net income. The primary differences between our REIT taxable income and U.S. GAAP net income are: (i) unrealized gains and losses on investments that we have elected the fair value option for that are included in current U.S. GAAP income but are excluded from REIT taxable income until realized or settled; (ii) gains and losses on derivative instruments that are included in current U.S. GAAP net income but are excluded from REIT taxable income until realized; and (iii) temporary differences related to amortization of premiums and discounts on investments. For additional information regarding the characteristics of our dividends, refer to Note 11 – “Stockholders' Equity” of our consolidated financial statements in Part IV, Item 15 of this Report.
Unrelated Business Taxable Income
We have not engaged in transactions that would result in a portion of our income being treated as unrelated business taxable income.
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) at the end of each calendar quarter in 2024. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2024. Consequently, we believe we met the REIT income and asset test as of December 31, 2024. We also met all REIT requirements regarding the stock ownership and distribution of dividends of our taxable income as of December 31, 2024. Therefore, as of December 31, 2024, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under

Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of December 31, 2024, we conducted our business so as not to be regulated as an investment company under the 1940 Act.
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
Spread Risk
We refer to the difference between interest rates on our investments and interest rates on risk free instruments as spreads. We employ a variety of spread risk management techniques that seek to mitigate the influences of spread changes on our book value and our liquidity to help us achieve our investment objectives. The yield on our investments changes over time due to the level of risk free interest rates, the creditworthiness of the security, and the price of the perceived risk. The change in the market yield of our interest rate hedges also changes primarily with the level of risk free interest rates. We manage spread risk through careful asset selection, sector allocation, regulating our portfolio value-at-risk, and seeking to maintain adequate liquidity. Changes in spreads impact our book value and our liquidity and could cause us to sell assets and to change our investment strategy to maintain liquidity and preserve book value. Inflation, financial conditions, monetary policy initiatives, interest rates and interest rate volatility may have an impact on spreads.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, as of December 31, 2024 and 2023, assuming a static portfolio and constant financing and credit spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	As of December 31, 2024		As of December 31, 2023
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(0.16)%	(0.59)%	(1.04)%	(0.76)%
+0.50%	0.02%	(0.21)%	(0.41)%	(0.23)%
-0.50%	(0.48)%	(0.05)%	0.27%	(0.13)%
-1.00%	(1.30)%	(0.47)%	0.93%	(0.68)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates as of December 31, 2024 and 2023. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile. When applicable, our scenario analysis assumes a floor of 0% for U.S. Treasury yields and, to be consistent, we also apply a floor of 0% for all related funding costs.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the principal executive officer and principal financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 31, 2024. Their report dated February 20, 2025, which is included herein, expressed an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by us of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted this certification to the NYSE in 2024 as required pursuant to Section 303A of the NYSE Listed Company Manual and will submit a similar certification within 30 days of our 2025 annual stockholders’ meeting. In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 70 - 98 of this Report.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statement Schedules contained herein on page 67 of this Report.
(a)(3) Exhibits: Refer to Exhibit Index starting on page 65 of this Report.
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

3.3
Articles Supplementary classifying 4,000,000 shares of the Company's preferred stock as additional Series C Shares, incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed with the SEC on March 19, 2019.

3.4
Articles Supplementary reclassifying 2,200,000 shares of authorized but unissued shares of Series B Preferred Stock as shares of Preferred Stock without designation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 27, 2024.

3.5	Articles of Amendment of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on June 3, 2022.

3.6	Articles of Amendment of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on June 3, 2022.

3.7	Articles of Amendment (Authorized shares), incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on August 9, 2024.

3.8	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on February 17, 2017.

4.1	Specimen Common Stock Certificate of Invesco Mortgage Capital Inc, incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the SEC on February 21, 2023.

4.2
Specimen 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.5 to our Registration Statement on Form 8-A, filed with the SEC on August 11, 2017.

4.3	Description of Invesco Mortgage Capital Inc. Securities.

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

§ 10.5	Invesco Mortgage Capital Inc. Amended and Restated 2009 Equity Incentive Plan, incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8, filed with the SEC on May 8, 2024.

§ 10.6
Form of Restricted Stock Award Agreement for Non-Executive Directors under the Invesco Mortgage Capital Inc. 2009 Equity Incentive Plan (May 2021), incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2021.

10.7
Equity distribution agreement, dated August 9, 2024, among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, Invesco Advisers, Inc., BTIG, LLC, Citizens JMP Securities, LLC and JonesTrading Institutional Services LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on August 9, 2024.

19	Insider Trading Policy, incorporated by reference to Exhibit 19 to our Annual Report on Form 10-K filed with the SEC on February 22, 2024.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of John M. Anzalone pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Gregson pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John M. Anzalone pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Gregson pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for Recoupment of Incentive Compensation, incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K filed with the SEC on February 22, 2024.

101	The following series of audited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from Invesco Mortgage Capital Inc.’s audited consolidated financial statements and notes that are included in this Form 10-K Report.

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
(b) Exhibits: Refer to (a)(3) above.
(c) Financial Statement Schedules: Refer to (a)(2) above.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2024	98

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Invesco Mortgage Capital Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Mortgage-Backed Securities, at fair value
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s mortgage-backed securities, at fair value were $5.4 billion as of December 31, 2024. Management determines the fair value of mortgage-backed securities using an independent primary pricing service. If the primary pricing service cannot provide a price, management seeks a value from other pricing services. The pricing service uses two types of valuation approaches to determine the valuation of the Company’s various mortgage-backed securities: a market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities; and an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount.
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
February 20, 2025
We have served as the Company’s auditor since 2016.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2024	December 31, 2023
$ in thousands except share amounts
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $5,129,486 and $4,712,185, respectively, net of allowance for credit losses of $654 and $320, respectively)	5,445,508	5,045,306
U.S. Treasury securities, at fair value	—	11,214
Cash and cash equivalents	73,403	76,967
Restricted cash	137,478	121,670
Due from counterparties	580	—
Investment related receivable	24,870	26,604
Derivative assets, at fair value	5,033	939
Other assets	1,162	1,509
Total assets	5,688,034	5,284,209
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	4,893,958	4,458,695
Derivative liabilities, at fair value	627	—
Dividends payable	24,692	19,384
Accrued interest payable	32,711	15,787
Collateral held payable	—	2,475
Accounts payable and accrued expenses	1,619	1,296
Due to affiliate	3,698	3,907
Total liabilities	4,957,305	4,501,544
Commitments and contingencies (See Note 14)
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.75% Fixed-to-Floating Series B Cumulative Redeemable Preferred Stock: no shares and 4,385,997 shares issued and outstanding, respectively ($0 and $109,650 aggregate liquidation preference, respectively)	—	106,014
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 7,206,659 shares and 7,545,439 shares issued and outstanding, respectively ($180,166 and $188,636 aggregate liquidation preference, respectively)	174,281	182,474
Common Stock, par value $0.01 per share; 134,000,000 and 67,000,000 shares authorized, respectively; 61,729,693 and 48,460,626 shares issued and outstanding, respectively	617	484
Additional paid in capital	4,127,807	4,011,138
Accumulated other comprehensive income	173	698
Retained earnings (distributions in excess of earnings)	(3,572,149)	(3,518,143)
Total stockholders’ equity	730,729	782,665
Total liabilities and stockholders' equity	5,688,034	5,284,209
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023	2022
$ in thousands except share data
Interest income
Mortgage-backed and other securities	286,546	277,929	192,566
Commercial loan	—	—	1,947
Total interest income	286,546	277,929	194,513
Interest expense	249,719	228,229	51,560
Net interest income	36,827	49,700	142,953
Other income (loss)
Gain (loss) on investments, net	(133,911)	(107,280)	(1,079,339)
(Increase) decrease in provision for credit losses	(458)	(320)	—
Equity in earnings (losses) of unconsolidated ventures	(193)	(1)	(407)
Gain (loss) on derivative instruments, net	176,634	61,838	559,007
Other investment income (loss), net	2	(66)	186
Total other income (loss)	42,074	(45,829)	(520,553)
Expenses
Management fee — related party	11,866	12,290	16,906
General and administrative	7,153	7,440	8,418
Total expenses	19,019	19,730	25,324
Net income (loss)	59,882	(15,859)	(402,924)
Dividends to preferred stockholders	(22,011)	(23,153)	(28,218)
Gain on repurchase and retirement of preferred stock	427	1,471	14,179
Issuance and redemption costs of redeemed preferred stock	(3,535)	—	—
Net income (loss) attributable to common stockholders	34,763	(37,541)	(416,963)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.65	(0.85)	(12.21)
Diluted	0.65	(0.85)	(12.21)
Weighted average number of shares of common stock:
Basic	53,773,405	44,073,815	34,160,080
Diluted	53,775,143	44,073,815	34,160,080

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2024	2023	2022
$ in thousands
Net income (loss)	59,882	(15,859)	(402,924)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	(1,051)	(91)	(6,280)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	526	320	—
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to interest expense	—	(10,405)	(19,708)
Currency translation adjustments on investment in unconsolidated venture	—	(10)	(537)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	—	123	—
Total other comprehensive income (loss)	(525)	(10,063)	(26,525)
Comprehensive income (loss)	59,357	(25,922)	(429,449)
Dividends to preferred stockholders	(22,011)	(23,153)	(28,218)
Gain on repurchase and retirement of preferred stock	427	1,471	14,179
Issuance and redemption costs of redeemed preferred stock	(3,535)	—	—
Comprehensive income (loss) attributable to common stockholders	34,238	(47,604)	(443,488)
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

$ in thousands except share amounts	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	6,200,000	149,860	11,500,000	278,108	32,987,478	330	3,819,375	37,286	(2,882,824)	1,402,135
Net income (loss)	—	—	—	—	—	—	—	—	(402,924)	(402,924)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(26,525)	—	(26,525)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	5,686,598	57	81,575	—	—	81,632
Stock awards	—	—	—	—	36,886	—	—	—	—	—
Payments in lieu of fractional shares in connection with one-for-ten reverse stock split	—	—	—	—	(46)	—	(1)	—	—	(1)
Repurchase and retirement of preferred stock	(1,662,366)	(40,181)	(3,683,530)	(89,080)	—	—	—	—	14,179	(115,082)
Common stock dividends	—	—	—	—	—	—	—	—	(107,555)	(107,555)
Preferred stock dividends	—	—	—	—	—	—	—	—	(28,218)	(28,218)
Amortization of equity-based compensation	—	—	—	—	—	—	613	—	—	613
Balance at December 31, 2022	4,537,634	109,679	7,816,470	189,028	38,710,916	387	3,901,562	10,761	(3,407,342)	804,075
Net income (loss)	—	—	—	—	—	—	—	—	(15,859)	(15,859)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(10,063)	—	(10,063)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	9,699,471	97	109,007	—	—	109,104
Stock awards	—	—	—	—	50,239	—	—	—	—	—
Repurchase and retirement of preferred stock	(151,637)	(3,665)	(271,031)	(6,554)	—	—	—	—	1,471	(8,748)
Common stock dividends	—	—	—	—	—	—	—	—	(73,260)	(73,260)
Preferred stock dividends	—	—	—	—	—	—	—	—	(23,153)	(23,153)
Amortization of equity-based compensation	—	—	—	—	—	—	569	—	—	569
Balance at December 31, 2023	4,385,997	106,014	7,545,439	182,474	48,460,626	484	4,011,138	698	(3,518,143)	782,665
Net income (loss)	—	—	—	—	—	—	—	—	59,882	59,882
Other comprehensive income (loss)	—	—	—	—	—	—	—	(525)	—	(525)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	13,204,968	132	116,083	—	—	116,215
Stock awards	—	—	—	—	64,099	1	—	—	—	1
Redemption of preferred stock	(4,247,989)	(102,678)	—	—	—	—	—	—	(3,535)	(106,213)
Repurchase and retirement of preferred stock	(138,008)	(3,336)	(338,780)	(8,193)	—	—	—	—	427	(11,102)
Common stock dividends	—	—	—	—	—	—	—	—	(88,769)	(88,769)
Preferred stock dividends	—	—	—	—	—	—	—	—	(22,011)	(22,011)
Amortization of equity-based compensation	—	—	—	—	—	—	586	—	—	586
Balance at December 31, 2024	—	—	7,206,659	174,281	61,729,693	617	4,127,807	173	(3,572,149)	730,729

The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income (loss)	59,882	(15,859)	(402,924)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of mortgage-backed and other securities premiums and (discounts), net	(13,310)	(14,380)	(1,118)
Realized and unrealized (gain) loss on derivative instruments, net	(14,872)	177,170	(472,135)
(Gain) loss on investments, net	133,911	107,280	1,079,339
Increase (decrease) in provision for credit losses	458	320	—
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	193	1	45
Other amortization	587	(9,836)	(19,095)
Loss on foreign currency translation	—	123	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(613)	(1,977)	(5,230)
Increase (decrease) in operating liabilities	16,924	(5,055)	17,201
Net cash provided by (used in) operating activities	183,160	237,787	196,083
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(2,221,726)	(5,933,598)	(25,723,584)
Purchase of U.S. Treasury securities	—	(59,514)	(502,290)
Distributions from investments in unconsolidated ventures, net	307	41	11,342
Principal payments from mortgage-backed securities	389,455	348,547	403,327
Proceeds from sale of mortgage-backed securities	1,312,954	5,236,686	27,281,250
Proceeds from sale of U.S. Treasury securities	10,755	48,977	468,051
Settlement (termination) of swaps, TBAs, futures and forwards, net	11,405	(179,526)	459,466
Net change in due from counterparties and collateral held payable on derivative instruments	(580)	1,584	2,594
Principal payments from commercial loan held-for-investment	—	—	23,917
Net cash provided by (used in) investing activities	(497,430)	(536,803)	2,424,073
Cash Flows from Financing Activities
Proceeds from issuance of common stock	116,460	109,104	81,899
Redemption of preferred stock	(106,213)	—	—
Repurchase of preferred stock	(11,102)	(8,748)	(115,082)
Cash paid in lieu of fractional shares in connection with one-for-ten reverse stock split	—	—	(1)
Proceeds from repurchase agreements	38,471,781	41,084,893	66,872,266
Principal repayments of repurchase agreements	(38,036,099)	(40,861,440)	(69,625,277)
Net change in due from counterparties and collateral held payable on repurchase agreements	(2,475)	(2,417)	8,419
Payments of deferred costs	(366)	(329)	(351)
Payments of dividends	(105,472)	(102,191)	(140,300)
Net cash provided by (used in) financing activities	326,514	218,872	(2,918,427)
Net change in cash, cash equivalents and restricted cash	12,244	(80,144)	(298,271)
Cash, cash equivalents and restricted cash, beginning of period	198,637	278,781	577,052
Cash, cash equivalents and restricted cash, end of period	210,881	198,637	278,781
Supplement Disclosure of Cash Flow Information
Interest paid	232,794	243,394	51,892
Non-cash Investing and Financing Activities Information
Net change in unrealized gain (loss) on mortgage-backed securities classified as available-for-sale	525	(229)	(6,280)
Dividends declared not paid	24,692	19,384	25,162
Unsettled receivables recorded within investment related receivable	—	2,429	723
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
As of December 31, 2024, we were invested in:
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
During the periods presented in these consolidated financial statements, we also invested in a commercial mortgage loan, U.S. Treasury securities and real estate-related financing arrangements in the form of unconsolidated ventures.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Common share amounts prior to June 3, 2022 have been adjusted on a retroactive basis to reflect our one-for-ten reverse stock split, which was effected following the close of business on June 3, 2022.
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and consolidate the financial statements of the Company and its controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
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

Our reporting currency is U.S. dollars. We previously had an investment in an unconsolidated venture whose functional currency was the Euro. Upon consolidation, the assets and liabilities of our investment in an unconsolidated venture were translated to U.S. dollars using the period-end exchange rates. Equity accounts were translated at historical rates, except for the change in retained earnings during the year, which were the result of the income statement translation process. Revenue and expense accounts were translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the investment in the unconsolidated venture were originally recorded in accumulated other comprehensive income (loss), a component of consolidated stockholders’ equity and reclassified to the consolidated statement of operations in the first quarter of 2023.
We have historically hedged foreign currency exposure with derivative financial instruments. Refer to Note 7 - “Derivatives and Hedging Activities” for further information.
Fair Value Measurements
As described in Note 9 - “Fair Value of Financial Instruments,” we evaluate the source used to fair value our assets and liabilities and make a determination on its categorization within the fair value hierarchy. If the price of an instrument is readily available, meaning that it is a quoted price in an active market for identical assets, the instrument is classified as a level 1 measurement. If the price of an instrument is obtained from quoted prices in inactive markets for similar instruments, or whose values are model-derived but the inputs are observable either directly or indirectly, the instrument is classified as a level 2 measurement. If the inputs appear to be not observable, and reflect judgment about assumptions used to value the instrument, the instrument would be classified as a level 3 measurement. Transfers between levels, if any, are determined at the end of the reporting period.
We report our MBS and derivative assets and liabilities at fair value as determined by an independent pricing service. We generally obtain one price per instrument from our primary pricing service. If the primary pricing service cannot provide a price, we will seek a value from other pricing services.
The pricing service uses two types of valuation approaches to determine the valuation of our various mortgage-backed securities: a market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities; and an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount. In instances where sufficient market activity may not exist, the pricing service may utilize proprietary valuation models that may consider market transactions in comparable securities and the various relationships between securities in determining fair value and/or market characteristics to estimate relevant cash flows, which are then discounted to calculate the fair values. Observable inputs may include a combination of benchmark yields, executed trades, broker/dealer quotes, issuer spreads, bids, offers and benchmark securities. In addition, the valuation models utilized by pricing services may consider additional pool level information such as prepayment speeds, default frequencies and default severities, if applicable. We and the pricing service continuously monitor market indicators and economic events to determine whether they may have an impact on our valuations. Our MBS are classified as Level 2 measurements in the fair value hierarchy.
Our futures contracts are valued based on exchange pricing for identical instruments and classified as Level 1 measurements in the fair value hierarchy. Interest rate swaps are valued using the daily settlement price, or fair value, determined by the clearing exchange based on a pricing model that references observable market data, including current benchmark rates and the forward yield curve. The valuation methodology for TBAs is similar to that of our Agency RMBS. Our interest rate swaps and TBAs are classified as Level 2 measurements in the fair value hierarchy.
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
We also review daily price movements for interest rate swaps, futures contracts, currency forward contracts and TBAs. Price movements exceeding pre-defined tolerance levels are investigated using an alternate price from another pricing service as well as available market information. Based on our findings, the primary pricing service may be challenged, or in rare cases, overridden with an alternate pricing source.

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
Mortgage-Backed Securities
We record our purchases of MBS on the trade date and report these securities at fair value as described above in the Fair Value Measurements section of this Note 2 to our consolidated financial statements. Approximately $5.4 billion or 99.7% of our MBS are accounted for under the fair value option as of December 31, 2024 (December 31, 2023: $5.0 billion or 99.7%). Under the fair value option, we recognize changes in fair value in our consolidated statements of operations as unrealized gains and losses. In our view, this election more appropriately reflects the results of our operations because fair value changes are accounted for in the same manner as fair value changes in our economic hedging instruments. We elected the fair value option for all MBS purchased on or after September 1, 2016 and all RMBS interest-only securities.
We classify the remaining balance of our MBS as available-for-sale ($15.0 million or 0.3% as of December 31, 2024; $15.7 million or 0.3% as of December 31, 2023). Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until sale or disposition of the investment. Upon sale or disposition, the cumulative gain or loss previously reported in stockholders' equity is recognized in income. Realized gains and losses from sales of MBS are determined based upon the specific identification method.
Our interest income recognition policies for MBS is described below in the Interest Income Recognition section of this Note 2 to our consolidated financial statements.
Allowances for Credit Losses on Available-for-Sale Securities
For non-Agency RMBS and non-Agency CMBS that are classified as available-for-sale, we use a discounted cash flow method to estimate and recognize an allowance for credit losses. We calculate the allowance for credit losses as the difference between the investment's amortized cost basis and expected cash flows discounted at the effective interest rate used to recognize interest income on the investment. In developing an expectation of credit losses, we use internal models that analyze the loans underlying each investment and evaluate factors including, but not limited to, delinquency status, loan-to-value ratios, borrower credit scores, occupancy status and geographic concentration. We place reliance on these internal models in determining credit quality.
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
Commercial Loans
We recognized interest income from commercial loans when earned and deemed collectible, or until a loan became past due based on the terms of the loan agreement.
U.S. Treasury Securities
Coupon interest income on U.S. Treasury securities is accrued based on the outstanding principal balance of the securities and their contractual terms. Interest income on U.S. Treasury securities is recognized within mortgage-backed and other securities interest income on our consolidated statements of operations.
Cash and Cash Equivalents
We consider all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2024, we had cash and cash equivalents in excess of the FDIC deposit insurance limit of $250,000 per institution. We mitigate our risk of loss by actively monitoring our counterparties.
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
Investments in Unconsolidated Ventures
Our non-controlling investments in unconsolidated ventures were included in other assets in our consolidated balance sheets and accounted for under the equity method. Capital contributions, distributions, profits and losses of the entities were allocated in accordance with the terms of the entities’ operating agreements. Such allocations may differ from the stated percentage interests, if any, as a result of preferred returns and allocation formulas as described in the entities' operating agreements.
Repurchase Agreements
We have financed our purchases of mortgage-backed securities primarily through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.
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
We have elected to treat one of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. Our TRS did not generate material taxable income for the years ended December 31, 2024, 2023 and 2022.
We do not have any accruals for uncertain tax positions. We would recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expenses.
Accounting Pronouncements Recently Adopted
In November 2023, the Financial Accounting Standards Board issued an accounting standards update intended to improve reportable segment disclosure requirements on an annual and interim basis. The amendments require, among other items, enhanced disclosures around significant segment expenses regularly provided to the chief operating decision maker

(“CODM”), as well as the CODM's title and position. Additionally, the amendments expand the scope of all segment reporting disclosure requirements to include those entities with only a single operating segment, such as us. Refer to Note 13 “Segment Information” for our segment disclosures.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued an accounting standard requiring public business entities to disclose disaggregated information about certain income statement line items. Public business entities are required to disclose purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. Specified expenses, gains or losses that are already disclosed under existing U.S. GAAP are required to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The guidance does not change what an entity presents on the face of its income statement.
We are required to implement the new standard prospectively in our consolidated financial statements for the year ended December 31, 2027 and for interim periods thereafter. We may implement the new standard retrospectively, and early adoption is permitted. We are currently evaluating the impact of the new standard.
Note 3 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type at December 31, 2024 and 2023.

As of December 31, 2024
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate pass-through	4,626,174	(87,357)	4,538,817	—	2,708	4,541,525	5.50%
Agency-CMO (2)	529,137	(461,674)	67,463	—	3,313	70,776	9.20%
Agency CMBS	845,736	(5,830)	839,906	—	(23,759)	816,147	4.59%
Non-Agency CMBS	11,000	—	11,000	(654)	(510)	9,836	8.91%
Non-Agency RMBS (3)(4)(5)	248,957	(242,334)	6,623	—	601	7,224	11.13%
Total	6,261,004	(797,195)	5,463,809	(654)	(17,647)	5,445,508	5.42%
(1)Period-end weighted average yield is based on amortized cost as of December 31, 2024 and incorporates future prepayment and loss assumptions when appropriate. Total represents period-end weighted average yield of all mortgage-backed securities.
(2)All Agency collateralized mortgage obligations (“Agency-CMO”) are interest-only securities (“Agency IO”).
(3)Non-Agency RMBS is 66.4% fixed rate, 33.0% variable rate and 0.6% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying hybrid adjustable-rate mortgage (“ARM”) loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities (“non-Agency IO”) which represent 96.7% of principal/notional balance, 34.2% of amortized cost and 31.0% of fair value.

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
(2)All Agency Agency-CMO are Agency IO.
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
The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of December 31, 2024 and December 31, 2023. We have elected the fair value option for all of our RMBS interest-only securities and our MBS purchased on or after September 1, 2016. As of December 31, 2024 and December 31, 2023, approximately 99.7% of our MBS were accounted for under the fair value option.

	As of
	December 31, 2024			December 31, 2023
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
30 year fixed-rate pass-through	—	4,541,525	4,541,525	—	4,952,474	4,952,474
Agency-CMO	—	70,776	70,776	—	74,758	74,758
Agency CMBS	—	816,147	816,147	—	—	—
Non-Agency CMBS	9,836	—	9,836	9,935	—	9,935
Non-Agency RMBS	5,114	2,110	7,224	5,743	2,396	8,139
Total	14,950	5,430,558	5,445,508	15,678	5,029,628	5,045,306

The components of the carrying value of our MBS portfolio at December 31, 2024 and 2023 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our consolidated balance sheets, was $24.9 million at December 31, 2024 (December 31, 2023: $22.3 million).

	As of
	December 31, 2024			December 31, 2023
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	5,491,175	769,829	6,261,004	5,025,062	839,751	5,864,813
Unamortized premium	19,651	—	19,651	5,061	—	5,061
Unamortized discount	(116,744)	(700,102)	(816,846)	(169,342)	(762,114)	(931,456)
Allowance for credit losses	(654)	—	(654)	(320)	—	(320)
Gross unrealized gains (1)	22,443	5,817	28,260	107,899	3,523	111,422
Gross unrealized losses (1)	(43,376)	(2,531)	(45,907)	(393)	(3,821)	(4,214)
Fair value	5,372,495	73,013	5,445,508	4,967,967	77,339	5,045,306
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the years ended December 31, 2024 and 2023 is provided below within this Note 3.
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of December 31, 2024 and 2023.

	As of
$ in thousands	December 31, 2024	December 31, 2023
Greater than one year and less than five years	10,045	189,845
Greater than or equal to five years	5,435,463	4,855,461
Total	5,445,508	5,045,306
The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2024 and 2023.

As of December 31, 2024	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate pass-through (1)	2,251,552	(18,897)	29	—	—	—	2,251,552	(18,897)	29
Agency-CMO (1)	—	—	—	18,909	(2,300)	5	18,909	(2,300)	5
Agency CMBS (1)	792,031	(23,949)	49	—	—	—	792,031	(23,949)	49
Non-Agency CMBS (2)	9,836	(510)	1	—	—	—	9,836	(510)	1
Non-Agency RMBS (3)	—	—	—	1,322	(251)	9	1,322	(251)	9
Total	3,053,419	(43,356)	79	20,231	(2,551)	14	3,073,650	(45,907)	93
(1)Fair value option has been elected for all Agency securities in an unrealized loss position.
(2)Unrealized losses on non-Agency CMBS are recorded in accumulated other comprehensive income. These losses are not reflected in an allowance for credit losses based on a comparison of discounted expected cash flows to current amortized cost basis.
(3)Includes non-Agency IO with a fair value of $1.1 million for which the fair value option has been elected. Such securities have unrealized losses of $231,000.

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
The following table presents a roll-forward of our allowance for credit losses.

$ in thousands	Years Ended December 31,
	2024	2023
Beginning allowance for credit losses	(320)	—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	(320)
Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(458)	—
Write-offs charged against the allowance	124	—
Ending allowance for credit losses	(654)	(320)
The following table summarizes the components of our total gain (loss) on investments, net for the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
$ in thousands	2024	2023	2022
Gross realized gains on sale of MBS	7,032	5,363	5,348
Gross realized losses on sale of MBS	(16,156)	(163,391)	(1,169,258)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(124,329)	50,364	118,365
Net unrealized gains (losses) on commercial loan	—	—	404
Net unrealized gains (losses) on U.S. Treasury securities	(372)	372	—
Net realized gains (losses) on U.S. Treasury securities	(86)	12	(34,198)
Total gain (loss) on investments, net	(133,911)	(107,280)	(1,079,339)

The following tables present components of interest income recognized on our mortgage-backed and other securities portfolio for the years ended December 31, 2024, 2023 and 2022.

For the Year ended December 31, 2024
$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency RMBS	258,864	4,948	263,812
Agency CMBS	19,259	433	19,692
Non-Agency CMBS	498	496	994
Non-Agency RMBS	1,080	(410)	670
U.S. Treasury securities	22	(1)	21
Other (inclusive of interest earned on cash balances)	1,357	—	1,357
Total	281,080	5,466	286,546

For the Year ended December 31, 2023
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	266,193	5,160	271,353
Non-Agency CMBS	1,597	1,101	2,698
Non-Agency RMBS	1,132	(479)	653
U.S. Treasury securities	31	291	322
Other (inclusive of interest earned on cash balances)	2,903	—	2,903
Total	271,856	6,073	277,929

For the Year ended December 31, 2022
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	191,898	(6,755)	185,143
Non-Agency CMBS	2,366	1,624	3,990
Non-Agency RMBS	1,223	(552)	671
U.S. Treasury securities	1,773	(41)	1,732
Other (inclusive of interest earned on cash balances)	1,030	—	1,030
Total	198,290	(5,724)	192,566
Note 4 – U.S. Treasury Securities
We did not hold any U.S. Treasury securities as of December 31, 2024. The following table presents the components of the carrying value of our U.S. Treasury security as of December 31, 2023. We classified the security as a trading security and sold the security in 2024.

As of
$ in thousands	December 31, 2023
Principal balance	10,000
Unamortized premium	842
Amortized cost	10,842
Unrealized gain (loss)	372
Fair value	11,214

Note 5 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. Our repurchase agreements bear interest at a contractually agreed upon rate and generally have maturities ranging from one to six months. We account for our repurchase agreements as secured borrowings since we maintain effective control of the financed assets. Our repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of December 31, 2024.
The following tables summarize certain characteristics of our repurchase agreements at December 31, 2024 and 2023. Refer to Note 6 - “Collateral Positions” for collateral pledged and held under our repurchase agreements.

	As of
	December 31, 2024			December 31, 2023
$ in thousands	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Repurchase Agreements - Agency RMBS	4,112,219	4.80%	29	4,458,695	5.53%	20
Repurchase Agreements - Agency CMBS	781,739	4.77%	32	—	N/A	N/A
Total Borrowings	4,893,958	4.80%	29	4,458,695	5.53%	20

Note 6 – Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements, interest rate swaps, futures contracts, and TBAs as of December 31, 2024 and 2023. Refer to Note 2 - “Summary of Significant Accounting Policies - Fair Value Measurements” for a description of how we determine fair value. Agency RMBS and Agency CMBS collateral pledged is included in mortgage-backed securities on our consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps and futures contracts is classified as restricted cash on our consolidated balance sheets. Cash collateral pledged on TBAs accounted for as derivatives is classified as due from counterparties on our consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of December 31, 2024 and 2023, we did not recognize any non-cash collateral held on our consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	December 31, 2024	December 31, 2023
Repurchase Agreements:
Agency RMBS	4,323,626	4,712,185
Agency CMBS	805,860	—
Total repurchase agreements collateral pledged	5,129,486	4,712,185
Derivative Instruments:
Cash	580	—
Restricted cash	137,478	121,670
Total derivative instruments collateral pledged	138,058	121,670

Total Collateral Pledged:
Mortgage-backed securities	5,129,486	4,712,185
Cash	580	—
Restricted cash	137,478	121,670
Total collateral pledged	5,267,544	4,833,855

	As of
Collateral Held	December 31, 2024	December 31, 2023
Repurchase Agreements:
Cash	—	2,475
Non-cash collateral	—	39,130
Total repurchase agreements collateral held	—	41,605
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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 105% as of December 31, 2024 (December 31, 2023: 106%) based on the fair value of the securities as reported in our consolidated balance sheets.
Interest Rate Swaps
As of December 31, 2024 and 2023, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
Futures Contracts
We are required to pledge initial margin and daily variation margin for our futures contracts that is based on the fair value of our contracts as determined by our FCM. The daily variation margin payment for our futures contracts is characterized as settlement of the futures contract itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our consolidated statement of operations.
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
Note 7 – Derivatives and Hedging Activities
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
The following table summarizes changes in the notional amount of our derivative instruments during 2024.

$ in thousands	Notional Amount as of December 31, 2023	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2024
Interest Rate Swaps	4,065,000	2,640,000	(3,440,000)	3,265,000
Futures Contracts	—	2,842,000	(1,440,000)	1,402,000
TBA Purchase Contracts	—	1,500,000	(1,400,000)	100,000
TBA Sale Contracts	—	(1,500,000)	1,400,000	(100,000)
Total	4,065,000	5,482,000	(4,880,000)	4,667,000
Refer to Note 6 - “Collateral Positions” for further information regarding our collateral pledged to and received from our derivative counterparties.
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
In 2013, we discontinued cash flow hedge accounting for our interest rate swaps. Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on the consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $10.4 million as a decrease to interest expense during the year ended December 31, 2023 (2022: $19.7 million as a decrease). As of December 31, 2024 and 2023, there were no gains or losses on discontinued cash flow hedges remaining in accumulated other comprehensive income.

As of December 31, 2024 and 2023, we had interest rate swaps whereby we pay interest at a fixed rate and receive floating interest based on the secured overnight financing rate (“SOFR”) with the following maturities outstanding.

$ in thousands	As of December 31, 2024
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,730,000	1.06%	4.49%	2.2
3 to 5 years	375,000	0.39%	4.49%	4.3
5 to 7 years	750,000	0.57%	4.49%	5.8
Greater than 10 years	410,000	1.83%	4.49%	18.9
Total	3,265,000	0.97%	4.49%	5.3

$ in thousands	As of December 31, 2023
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	950,000	2.55%	5.38%	1.6
3 to 5 years	1,375,000	0.29%	5.38%	3.8
5 to 7 years	1,150,000	0.55%	5.38%	6.6
Greater than 10 years	590,000	1.75%	5.38%	21.4
Total	4,065,000	1.10%	5.38%	6.6
Futures Contracts
We also use futures contracts to help mitigate the potential impact of changes in interest rates on our performance. The table below presents certain details of our futures contracts as of December 31, 2024. We did not hold any futures contracts as of December 31, 2023.

As of December 31, 2024
$ in thousands	Notional Amount - Short
10 year U.S. Treasury futures	136,000
Ultra 10 year U.S. Treasury futures	1,057,000
30 year U.S. Treasury futures	209,000
Total	1,402,000
Currency Forward Contracts
We have historically used currency forward contracts to help mitigate the potential impact of changes in foreign currency exchange rates on our investments denominated in foreign currencies. We recognize realized and unrealized gains and losses associated with the purchases or sales of currency forward contracts in gain (loss) on derivative instruments, net in our consolidated statements of operations. We did not have any currency forward contracts outstanding as of December 31, 2024 or December 31, 2023.
TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. The following table summarizes certain characteristics of our TBAs accounted for as derivatives as of December 31, 2024. We did not have any TBAs outstanding as of December 31, 2023.

$ in thousands	As of December 31, 2024
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value - Asset (Liability) (1)
TBA purchase contracts	100,000	99,800	99,173	(627)
TBA sales contracts	(100,000)	(99,194)	(99,173)	21
Net TBA derivatives	—	606	—	(606)
(1)Derivative assets and derivative liabilities related to TBAs are presented gross on the consolidated balance sheets.

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheet
The table below presents the fair value of our derivative financial instruments, as well as their classification on our consolidated balance sheets as of December 31, 2024 and 2023.

$ in thousands
Derivative Assets			Derivative Liabilities
	As of December 31, 2024	As of December 31, 2023		As of December 31, 2024	As of December 31, 2023
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest Rate Swaps Asset	1,549	939	Interest Rate Swaps Liability	—	—
Futures Contract	3,463	—	Futures Contract	—	—
TBAs	21	—	TBAs	627	—
Total Derivative Assets	5,033	939	Total Derivative Liabilities	627	—
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The following tables summarize the effect of interest rate swaps, futures contracts, TBAs and currency forward contracts reported in gain (loss) on derivative instruments, net on the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022.

$ in thousands	Year ended December 31, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(47,581)	161,762	610	114,791
Futures Contracts	58,000	—	3,463	61,463
TBAs	986	—	(606)	380
Total	11,405	161,762	3,467	176,634

$ in thousands	Year ended December 31, 2023
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(177,628)	239,008	918	62,298
Currency Forward Contracts	(18)	—	—	(18)
TBAs	(1,880)	—	1,438	(442)
Total	(179,526)	239,008	2,356	61,838

$ in thousands	Year ended December 31, 2022
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	593,035	86,872	11,426	691,333
Currency Forward Contracts	919	—	(271)	648
TBAs	(134,488)	—	1,514	(132,974)
Total	459,466	86,872	12,669	559,007

Note 8 – Offsetting Assets and Liabilities
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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheets as of December 31, 2024 and December 31, 2023. The daily variation margin payments for centrally cleared interest rate swaps and futures contracts are characterized as settlement of the derivative itself rather than collateral. Our derivative assets of $1.5 million related to centrally cleared interest rate swaps and $3.5 million related to future contracts as of December 31, 2024 (December 31, 2023: asset of $939,000 related to centrally cleared interest rate swaps) are not included in the table below as a result of this characterization of daily variation margin.
As of December 31, 2024

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	21	—	21	—	—	21
Total Assets	21	—	21	—	—	21

Liabilities
Derivatives (1) (2)	(627)	—	(627)	—	580	(47)
Repurchase Agreements (3)	(4,893,958)	—	(4,893,958)	4,893,958	—	—
Total Liabilities	(4,894,585)	—	(4,894,585)	4,893,958	580	(47)
As of December 31, 2023

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Repurchase Agreements (3)	(4,458,695)	—	(4,458,695)	4,458,695	—	—
Total Liabilities	(4,458,695)	—	(4,458,695)	4,458,695	—	—
(1)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(2)Cash collateral pledged by us on our derivatives was $138.1 million as of December 31, 2024 (December 31, 2023: $121.7 million) of which $137.5 million relates to initial margin pledged on centrally cleared interest rate swaps and futures contracts (December 31, 2023: $121.7 million for centrally cleared interest rate swaps). Centrally cleared interest rate swaps are excluded from the tables above. We held no cash collateral on our derivatives as of December 31, 2024 or December 31, 2023.
(3)The fair value of securities pledged against our borrowings under repurchase agreements was $5.1 billion as of December 31, 2024 (December 31, 2023: $4.7 billion). We held no cash collateral under repurchase agreements as of December 31, 2024 (December 31, 2023: $2.5 million). Gross amounts not offset are limited to the net amount of repurchase agreement liabilities presented sufficient to reduce the net amount to zero for each counterparty. Accordingly, cash collateral held under repurchase agreements is not shown in the table above, but the obligation to return the cash collateral is separately reported within collateral held payable on the consolidated balance sheets.

Note 9 – Fair Value of Financial Instruments
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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	As of December 31, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,445,508	—	5,445,508
Derivative assets	3,463	1,570	—	5,033
Total assets	3,463	5,447,078	—	5,450,541
Liabilities:
Derivative liabilities	—	627	—	627
Total liabilities	—	627	—	627

	As of December 31, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient (3)	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,045,306	—	—	5,045,306
U.S. Treasury securities (2)	—	11,214	—	—	11,214
Derivative assets	—	939	—	—	939
Other assets	—	—	—	500	500
Total assets	—	5,057,459	—	500	5,057,959
(1)For more detail about the fair value of our MBS, refer to Note 3 - “Mortgage-Backed Securities”.
(2)For more information on U.S. Treasury securities, refer to Note 4 - “U.S. Treasury Securities”.
(3)Our investment in an unconsolidated ventures was valued using the net asset value (“NAV”) as a practical expedient and was not subject to redemption, although investors could sell or transfer their interest at the approval of the general partner of the underlying funds. The unconsolidated venture made its final distribution in the first quarter of 2024.
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2024 and December 31, 2023.

	As of
	December 31, 2024		December 31, 2023
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Repurchase agreements	4,893,958	4,895,017	4,458,695	4,458,662
Total	4,893,958	4,895,017	4,458,695	4,458,662
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

Note 10 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. The costs of support personnel provided by our Manager reimbursed or reimbursable by us for the year ended December 31, 2024 were $1.5 million (2023: $1.6 million; 2022: $1.5 million).
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
During the periods presented in these consolidated financial statements, we did not pay any management fees on our investments in unconsolidated ventures that were managed by an affiliate of our Manager.
Expense Reimbursement
We are required to reimburse our Manager for operating expenses incurred on our behalf, including directors and officers insurance, accounting services, auditing and tax services, legal services, filing fees, and miscellaneous general and administrative costs. Our reimbursement obligation is not subject to any dollar limitation.
The following table summarizes the costs incurred on our behalf by our Manager for the years ended December 31, 2024, 2023 and 2022.

	Years ended December 31,
$ in thousands	2024	2023	2022
Incurred costs, prepaid or expensed	6,617	6,963	8,085
Incurred costs, charged or expected to be charged against equity as a cost of raising capital	365	257	223
Total incurred costs, originally paid by our Manager	6,982	7,220	8,308
Termination Fee
If we terminate our management agreement, we owe our Manager a termination fee equal to three times the sum of our average annual management fee during the 24-month period before termination, calculated as of the end of the most recently completed fiscal quarter.
Note 11 – Stockholders’ Equity
Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2024, we repurchased and retired 138,008 shares of Series B Preferred Stock (prior to the redemption discussed below) and 338,780 shares of Series C Preferred Stock and recorded a gain on repurchase and retirement of preferred stock of $427,000. During the year ended December 31, 2023, we repurchased and retired 151,637 shares of Series B Preferred Stock and 271,031 shares of Series C Preferred Stock and recorded a gain on repurchase and retirement of preferred stock of $1.5 million. As of December 31, 2024, we had authority to repurchase 706,659 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.
On December 27, 2024, we redeemed all issued and outstanding shares of our Series B Preferred Stock for $106.2 million. The cash redemption price for each share of Series B Preferred Stock was $25.00. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of $3.5 million in net income attributable to common stockholders for the year ended December 31, 2024. Prior to redemption, holders of our Series B Preferred Stock were entitled to receive dividends at an annual rate of 7.75% of the liquidation preference of $25.00 per share or $1.9375 per share per annum. Dividends were cumulative and payable quarterly in arrears.
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
We have the option to redeem shares of our Series C Preferred Stock on or after September 27, 2027 for $25.00 per share, plus any accumulated and unpaid dividends through the date of the redemption. Shares of Series C Preferred Stock are not redeemable, convertible into or exchangeable for any other property or any other securities of the Company before that time, except under circumstances intended to preserve our qualification as a REIT or upon the occurrence of a change in control.
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
As of December 31, 2024, we may sell up to 11,095,561 shares of our common stock from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). During the year ended December 31, 2024, we sold 13,204,968 shares (2023: 9,699,471 shares) of common stock in at-the-market transactions under our equity distribution agreements for proceeds of $116.2 million (2023: $109.1 million), which is net of approximately $1.7 million (2023: $1.5 million) in commissions and fees.
During the years ended December 31, 2024 and December 31, 2023, we did not repurchase any shares of our common stock. As of December 31, 2024, we had authority to purchase 1,816,359 shares of our common stock through our share repurchase program.
For the year ended December 31, 2024, we granted 64,969 restricted shares of common stock to our independent directors (2023: 45,567 shares). Restricted shares become unrestricted shares of common stock on the first anniversary of the grant date unless forfeited, subject to certain conditions that accelerate vesting.
Accumulated Other Comprehensive Income
The following tables present the components of total other comprehensive income (loss), net and accumulated other comprehensive income (“AOCI”) at December 31, 2024 and December 31, 2023, respectively. The tables exclude gains and losses on MBS that are accounted for under the fair value option.

	Year ended December 31, 2024
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(1,051)	—	(1,051)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	526	—	526
Total other comprehensive income (loss)	—	(525)	—	(525)

AOCI balance at beginning of period	—	698	—	698
Total other comprehensive income (loss)	—	(525)	—	(525)
AOCI balance at end of period	—	173	—	173

	Year ended December 31, 2023
$ in thousands	Equity method investments	Available-for-sale securities	Derivatives and hedging	Total
Total other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	(91)	—	(91)
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	320	—	320
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to repurchase agreements interest expense	—	—	(10,405)	(10,405)
Currency translation adjustments on investment in unconsolidated venture	(10)	—	—	(10)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	123	—	—	123
Total other comprehensive income (loss)	113	229	(10,405)	(10,063)

AOCI balance at beginning of period	(113)	469	10,405	10,761
Total other comprehensive income (loss)	113	229	(10,405)	(10,063)
AOCI balance at end of period	—	698	—	698
Amounts recorded in AOCI before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on the consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining original life of the interest rate swap agreements.
Dividends
We declared the following dividends during 2024 and 2023.

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2024
November 4, 2024	0.4844	2,058	December 27, 2024
August 7, 2024	0.4844	2,058	September 27, 2024
May 7, 2024	0.4844	2,058	June 27, 2024
February 21, 2024	0.4844	2,086	March 27, 2024
2023
November 2, 2023	0.4844	2,131	December 27, 2023
August 2, 2023	0.4844	2,167	September 27, 2023
May 8, 2023	0.4844	2,186	June 27, 2023
February 17, 2023	0.4844	2,198	March 27, 2023

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2024
November 4, 2024	0.46875	3,386	December 27, 2024
August 7, 2024	0.46875	3,416	September 27, 2024
May 7, 2024	0.46875	3,450	June 27, 2024
February 21, 2024	0.46875	3,499	March 27, 2024
2023
November 2, 2023	0.46875	3,548	December 27, 2023
August 2, 2023	0.46875	3,605	September 27, 2023
May 8, 2023	0.46875	3,654	June 27, 2023
February 17, 2023	0.46875	3,664	March 27, 2023

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2024
December 19, 2024	0.40	24,692	January 24, 2025
September 24, 2024	0.40	24,292	October 25, 2024
June 24, 2024	0.40	20,255	July 26, 2024
March 26, 2024	0.40	19,530	April 26, 2024
2023
December 18, 2023	0.40	19,384	January 26, 2024
September 26, 2023	0.40	19,384	October 27, 2023
June 21, 2023	0.40	17,834	July 27, 2023
March 27, 2023	0.40	16,658	April 27, 2023
The following table sets forth the dividends declared per share of our preferred and common stock and their related tax characterization for the fiscal tax years ended December 31, 2024 and 2023.

			Tax Characterization of Dividends
Fiscal Tax Year	Dividends Declared in Prior Year and Taxable in Current Year	Dividends Declared and Taxable in Current Year	Ordinary Dividends	Return of Capital	Capital Gain Distribution
Series B Preferred Stock Dividends
Fiscal tax year 2024	—	1.936700	1.936700	—	—
Fiscal tax year 2023	—	1.936700	1.936700	—	—

Series C Preferred Stock Dividends
Fiscal tax year 2024	—	1.875000	1.875000	—	—
Fiscal tax year 2023	—	1.875000	1.875000	—	—

Common Stock Dividends
Fiscal tax year 2024	—	1.600000	1.600000	—	—
Fiscal tax year 2023	0.650000	1.600000	2.250000	—	—

Note 12 – Earnings (Loss) per Common Share
Earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022 is computed as follows.

In thousands except per share amounts	Years Ended December 31,
	2024	2023	2022
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	34,763	(37,541)	(416,963)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	53,773	44,074	34,160
Effect of dilutive securities:
Restricted stock awards	2	—	—
Dilutive Shares	53,775	44,074	34,160
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.65	(0.85)	(12.21)
Diluted	0.65	(0.85)	(12.21)
The following potential weighted average common shares were excluded from diluted earnings per share as the effect would be antidilutive for the year ended December 31, 2023: 944 for restricted stock awards (December 31, 2022: 1,216 for restricted stock awards).
Note 13 - Segment Information
We manage our operations on a consolidated basis and our investment strategy and management approach are focused on allocating resources and assessing the performance of our investment portfolio in total. Accordingly, we have a single operating segment. We generate interest income on our investments in MBS and other real estate-related assets. The majority of our investments are fixed-rate Agency MBS with principal and interest that are guaranteed by a U.S. government agency or a federally chartered corporation. All of our interest income and assets are attributed to the United States.
Our chief operating decisions makers (“CODMs”) are our officers that serve as members of our investment committee, which includes our Chief Executive Officer, Chief Investment Officer, Chief Operating Officer, Chief Financial Officer and President. The CODMs use net income (loss) to assess performance and make decisions about capital allocation and our portfolio composition, including our allocation to certain investment types, amount of borrowings and hedging activities.
The accounting policies of the segment are the same as those described in Note 2 “Summary of Significant Accounting Policies”. Total segment net income (loss) and total segment assets are the same as total net income (loss) and total assets as reported on our consolidated statements of operations and consolidated balance sheets, respectively. We regularly report interest expense, management fees and general and administrative expenses as separately presented on our consolidated statements of operations to our CODMs.
Note 14 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of December 31, 2024, we were not aware of any reported or unreported contingencies.
Note 15 – Subsequent Events
Dividends
On February 19, 2025, we declared a Series C Preferred Stock dividend of $0.46875 per share payable on March 27, 2025 to our stockholders of record as of March 5, 2025.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2024

$ in thousands
Reconciliation of Carrying Value of Mortgage Loans on Real Estate:
	2024	2023	2022
Beginning balance	—	—	23,515
Additions:
Unrealized gain	—	—	404
Deductions:
Collection of principal	—	—	23,919
Unrealized loss	—	—	—
Ending balance	—	—	—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.

By:	/s/ John M. Anzalone
John M. Anzalone Chief Executive Officer
Date:	February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ John M. Anzalone	Chief Executive Officer	February 20, 2025
	John M. Anzalone	(principal executive officer)

By:	/s/ Mark Gregson	Chief Financial Officer	February 20, 2025
	Mark Gregson	(principal financial officer)

By:	/s/ Stephanie Botha	Chief Accounting Officer	February 20, 2025
	Stephanie Botha	(principal accounting officer)

By:	/s/ John S. Day	Director	February 20, 2025
John S. Day

By:	/s/ Robert L. Fleshman	Director	February 20, 2025
Robert L. Fleshman

By:	/s/ Carolyn Gibbs	Director	February 20, 2025
Carolyn Gibbs

By:	/s/ Carolyn B. Handlon	Director	February 20, 2025
Carolyn B. Handlon

By:	/s/ Katharine W. Kelley	Director	February 20, 2025
Katharine W. Kelley

By:	/s/ Don H. Liu	Director	February 20, 2025
Don H. Liu

By:	/s/ Dennis P. Lockhart	Director	February 20, 2025
Dennis P. Lockhart

By:	/s/ Wes McMullan	Director	February 20, 2025
Wes McMullan

By:	/s/ Beth A. Zayicek	Director	February 20, 2025
Beth A. Zayicek