Form 10-Q
period 2025-03-31
Invesco Mortgage Capital Inc.
filed 2025-05-07
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2025, there were 65,942,495 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	March 31, 2025	December 31, 2024
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $5,616,874 and $5,129,486, respectively; net of allowance for credit losses of $0 and $654, respectively)	5,945,789	5,445,508
Cash and cash equivalents	42,894	73,403
Restricted cash	138,611	137,478
Due from counterparties	251	580
Investment related receivable	27,315	24,870
Derivative assets, at fair value	2,931	5,033
Other assets	973	1,162
Total assets	6,158,764	5,688,034
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	5,354,561	4,893,958
Derivative liabilities, at fair value	1,767	627
Dividends payable	22,420	24,692
Accrued interest payable	14,273	32,711
Collateral held payable	1,526	—
Accounts payable and accrued expenses	1,418	1,619
Due to affiliate	3,633	3,698
Total liabilities	5,399,598	4,957,305
Commitments and contingencies (See Note 12):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 7,116,513 and 7,206,659 shares issued and outstanding, respectively ($177,913 and $180,166 aggregate liquidation preference, respectively)	172,101	174,281
Common Stock, par value $0.01 per share; 134,000,000 shares authorized; 65,942,495 and 61,729,693 shares issued and outstanding, respectively	659	617
Additional paid in capital	4,163,897	4,127,807
Accumulated other comprehensive income	789	173
Retained earnings (distributions in excess of earnings)	(3,578,280)	(3,572,149)
Total stockholders’ equity	759,166	730,729
Total liabilities and stockholders' equity	6,158,764	5,688,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
$ in thousands, except share data	2025	2024

Interest income	73,846	68,583
Interest expense	55,025	61,580
Net interest income	18,821	7,003
Other income (loss)
Gain (loss) on investments, net	82,158	(66,153)
(Increase) decrease in provision for credit losses	—	(39)
Equity in earnings (losses) of unconsolidated ventures	—	(193)
Gain (loss) on derivative instruments, net	(76,679)	93,161
Total other income (loss)	5,479	26,776
Expenses
Management fee – related party	2,996	2,861
General and administrative	1,663	1,796
Total expenses	4,659	4,657
Net income (loss)	19,641	29,122
Dividends to preferred stockholders	(3,341)	(5,585)
Gain (loss) on repurchase and retirement of preferred stock	(11)	193
Net income (loss) attributable to common stockholders	16,289	23,730
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.26	0.49
Diluted	0.26	0.49

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2025	2024
Net income (loss)	19,641	29,122
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	500	(202)
Reclassification of unrealized (gain) loss on sale of mortgage-backed securities to gain (loss) on investments, net	116	—
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	39
Total other comprehensive income (loss)	616	(163)
Comprehensive income (loss)	20,257	28,959
Dividends to preferred stockholders	(3,341)	(5,585)
Gain (loss) on repurchase and retirement of preferred stock	(11)	193
Comprehensive income (loss) attributable to common stockholders	16,905	23,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

					Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series C Preferred Stock
$ in thousands, except share amounts			Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	7,206,659	174,281	61,729,693	617	4,127,807	173	(3,572,149)	730,729
Net income (loss)	—	—	—	—	—	—	19,641	19,641
Other comprehensive income (loss)	—	—	—	—	—	616	—	616
Proceeds from issuance of common stock, net of offering costs	—	—	4,212,057	42	35,914	—	—	35,956
Stock awards	—	—	745	—	—	—	—	—
Repurchase and retirement of preferred stock	(90,146)	(2,180)	—	—	—	—	(11)	(2,191)
Common stock dividends	—	—	—	—	—	—	(22,420)	(22,420)
Preferred stock dividends	—	—	—	—	—	—	(3,341)	(3,341)
Amortization of equity-based compensation	—	—	—	—	176	—	—	176
Balance as of March 31, 2025	7,116,513	172,101	65,942,495	659	4,163,897	789	(3,578,280)	759,166

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,385,997	106,014	7,545,439	182,474	48,460,626	484	4,011,138	698	(3,518,143)	782,665
Net income (loss)	—	—	—	—	—	—	—	—	29,122	29,122
Other comprehensive income (loss)	—	—	—	—	—	—	—	(163)	—	(163)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	365,838	4	3,314	—	—	3,318
Stock awards	—	—	—	—	(870)	—	—	—	—	—
Repurchase and retirement of preferred stock	(93,347)	(2,256)	(95,917)	(2,320)	—	—	—	—	193	(4,383)
Common stock dividends	—	—	—	—	—	—	—	—	(19,530)	(19,530)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,585)	(5,585)
Amortization of equity-based compensation	—	—	—	—	—	—	128	—	—	128
Balance as of March 31, 2024	4,292,650	103,758	7,449,522	180,154	48,825,594	488	4,014,580	535	(3,513,943)	785,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2025	2024
Cash Flows from Operating Activities
Net income (loss)	19,641	29,122
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and (discounts), net	(2,020)	(3,163)
Realized and unrealized (gain) loss on derivative instruments, net	104,758	(47,874)
(Gain) loss on investments, net	(82,158)	66,153
Increase (decrease) in provision for credit losses	—	39
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	—	193
Other amortization	176	128
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(2,247)	1,573
Increase (decrease) in operating liabilities	(18,804)	11,328
Net cash provided by (used in) operating activities	19,346	57,499
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(884,448)	(390,380)
Distributions from investments in unconsolidated ventures, net	—	307
Principal payments from mortgage-backed securities	95,314	71,212
Proceeds from sale of mortgage-backed securities	373,626	296,535
Proceeds from sale of U.S. Treasury securities	—	10,755
Settlement (termination) of swaps, TBAs and futures, net	(101,516)	48,682
Net change in due from counterparties and collateral held payable on derivative instruments	525	—
Net cash provided by (used in) investing activities	(516,499)	37,111
Cash Flows from Financing Activities
Proceeds from issuance of common stock	36,068	3,318
Repurchase of preferred stock	(2,191)	(4,383)
Proceeds from repurchase agreements	12,336,920	8,762,735
Principal repayments of repurchase agreements	(11,876,317)	(8,827,103)
Net change in due from counterparties and collateral held payable on repurchase agreements	1,330	(2,063)
Payments of deferred costs	—	(277)
Payments of dividends	(28,033)	(24,969)
Net cash provided by (used in) financing activities	467,777	(92,742)
Net change in cash, cash equivalents and restricted cash	(29,376)	1,868
Cash, cash equivalents and restricted cash, beginning of period	210,881	198,637
Cash, cash equivalents and restricted cash, end of period	181,505	200,505
Supplement Disclosure of Cash Flow Information
Interest paid	73,463	50,381
Non-cash Investing and Financing Activities Information
Dividends declared not paid	22,420	19,530
Unsettled receivables recorded within investment related receivable	21	109

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
As of March 31, 2025, we were invested in:
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
During the periods presented in these condensed consolidated financial statements, we also invested in CMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency CMBS”), U.S. Treasury securities and a real estate-related financing arrangement in the form of an unconsolidated venture.
We conduct our business through IAS Operating Partnership L.P. (the “Operating Partnership”) and have one operating segment. Refer to Note 13 - “Segment Information” of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on our operating segment.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024.

Note 3 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type as of March 31, 2025 and December 31, 2024.

As of March 31, 2025
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate pass-through	4,953,499	(42,568)	4,910,931	63,732	4,974,663	5.61%
Agency-CMO (2)	518,532	(452,800)	65,732	7,807	73,539	10.02%
Agency CMBS	898,738	(6,667)	892,071	(1,699)	890,372	4.62%
Non-Agency RMBS (3)(4)(5)	243,578	(237,116)	6,462	753	7,215	11.53%
Total	6,614,347	(739,151)	5,875,196	70,593	5,945,789	5.51%
(1)Period-end weighted average yield is based on amortized cost as of March 31, 2025 and incorporates future prepayment and loss assumptions when appropriate. Total represents period-end weighted average yield of all mortgage-backed securities.
(2)All Agency collateralized mortgage obligations (“Agency-CMO”) are interest-only securities (“Agency IO”).
(3)Non-Agency RMBS is 67.3% fixed rate, 32.1% variable rate, and 0.6% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying hybrid adjustable-rate mortgage (“ARM”) loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes interest-only securities ("non-Agency IO") which represent 96.6% of principal/notional balance, 33.7% of amortized cost and 30.5% of fair value.

As of December 31, 2024
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
(5)Non-Agency RMBS includes non-Agency IO which represent 96.7% of principal/notional balance, 34.2% of amortized cost and 31.0% of fair value.

The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of March 31, 2025 and December 31, 2024. We have elected the fair value option for our MBS purchased on or after September 1, 2016 and all of our RMBS interest-only securities. As of March 31, 2025 approximately 99.9% of our MBS were accounted for under the fair value option (December 31, 2024: 99.7%).

	As of
	March 31, 2025			December 31, 2024
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
30 year fixed-rate pass-through	—	4,974,663	4,974,663	—	4,541,525	4,541,525
Agency-CMO	—	73,539	73,539	—	70,776	70,776
Agency CMBS	—	890,372	890,372	—	816,147	816,147
Non-Agency CMBS	—	—	—	9,836	—	9,836
Non-Agency RMBS	5,141	2,074	7,215	5,114	2,110	7,224
Total	5,141	5,940,648	5,945,789	14,950	5,430,558	5,445,508
The components of the carrying value of our MBS portfolio as of March 31, 2025 and December 31, 2024 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our condensed consolidated balance sheets, was $27.3 million as of March 31, 2025 (December 31, 2024: $24.9 million).

	As of
	March 31, 2025			December 31, 2024
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	5,860,410	753,937	6,614,347	5,491,175	769,829	6,261,004
Unamortized premium	36,907	—	36,907	19,651	—	19,651
Unamortized discount	(90,031)	(686,027)	(776,058)	(116,744)	(700,102)	(816,846)
Allowance for credit losses	—	—	—	(654)	—	(654)
Gross unrealized gains (1)	73,408	8,261	81,669	22,443	5,817	28,260
Gross unrealized losses (1)	(10,641)	(435)	(11,076)	(43,376)	(2,531)	(45,907)
Fair value	5,870,053	75,736	5,945,789	5,372,495	73,013	5,445,508
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three months ended March 31, 2025 and 2024 is provided below in this Note 3.
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of March 31, 2025 and December 31, 2024.

	As of
$ in thousands	March 31, 2025	December 31, 2024
Greater than one year and less than five years	400,765	10,045
Greater than or equal to five years	5,545,024	5,435,463
Total	5,945,789	5,445,508

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024.
As of March 31, 2025

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate pass-through (1)	608,669	(1,447)	7	—	—	—	608,669	(1,447)	7
Agency-CMO (1)	—	—	—	5,842	(244)	2	5,842	(244)	2
Agency CMBS (1)	446,053	(9,176)	19	—	—	—	446,053	(9,176)	19
Non-Agency RMBS (2)	236	(2)	1	1,071	(207)	8	1,307	(209)	9
Total	1,054,958	(10,625)	27	6,913	(451)	10	1,061,871	(11,076)	37
(1)Fair value option has been elected for all Agency securities in an unrealized loss position.
(2)Includes non-Agency IO with a fair value of $1.1 million for which the fair value option has been elected. Such securities have unrealized losses of $192,000.
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
(2)Unrealized losses on non-Agency CMBS were included in accumulated other comprehensive income. These losses were not reflected in an allowance for credit losses based on a comparison of discounted expected cash flows to current amortized cost basis.
(3)Includes non-Agency IO with a fair value of $1.1 million for which the fair value option has been elected. Such securities have unrealized losses of $231,000.

We are required to evaluate our available-for-sale MBS for credit losses. During the three months ended March 31, 2025, we sold our remaining non-Agency CMBS investment for cash proceeds of $10.2 million and recognized a loss upon sale of $116,000. This was the only security for which we had recorded an allowance for credit losses. The following table presents a roll-forward of our allowance for credit losses.

	Three Months Ended March 31,
$ in thousands	2025	2024
Beginning allowance for credit losses	(654)	(320)
Additional (increases) decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	(39)
Reductions for securities sold	654	—
Ending allowance for credit losses	—	(359)

The following table summarizes the components of our total gain (loss) on investments, net for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
$ in thousands	2025	2024
Gross realized gains on sale of MBS	923	148
Gross realized losses on sale of MBS	(6,389)	(3,370)
Net unrealized gains (losses) on MBS accounted for under the fair value option	87,624	(62,473)
Net unrealized gains (losses) on U.S. Treasury securities	—	(372)
Net realized gains (losses) on U.S. Treasury securities	—	(86)
Total gain (loss) on investments, net	82,158	(66,153)
The following tables present components of interest income recognized for the three months ended March 31, 2025 and 2024.
For the three months ended March 31, 2025

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	63,267	179	63,446
Agency CMBS	9,877	95	9,972
Non-Agency CMBS	77	—	77
Non-Agency RMBS	250	(64)	186
Other (inclusive of interest earned on cash balances)	165	—	165
Total interest income	73,636	210	73,846
For the three months ended March 31, 2024

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	66,131	1,136	67,267
Agency CMBS	504	5	509
Non-Agency CMBS	125	127	252
Non-Agency RMBS	280	(126)	154
U.S. Treasury Securities	22	(1)	21
Other (inclusive of interest earned on cash balances)	380	—	380
Total interest income	67,442	1,141	68,583

Note 4 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. Our repurchase agreements bear interest at a contractually agreed upon rate and generally have maturities ranging from one to six months. We account for our repurchase agreements as secured borrowings since we maintain effective control of the financed assets. Our repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of March 31, 2025.
The following tables summarize certain characteristics of our borrowings as of March 31, 2025 and December 31, 2024. Refer to Note 5 - "Collateral Positions" for collateral pledged and held under our repurchase agreements.

	As of
$ in thousands	March 31, 2025			December 31, 2024
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Repurchase Agreements - Agency RMBS	4,512,054	4.48%	24	4,112,219	4.80%	29
Repurchase Agreements - Agency CMBS	842,507	4.46%	30	781,739	4.77%	32
Total Borrowings	5,354,561	4.47%	25	4,893,958	4.80%	29

Note 5 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements and derivative instruments as of March 31, 2025 and December 31, 2024. Refer to Note 2 - “Summary of Significant Accounting Policies - Fair Value Measurements” of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of how we determine fair value. Agency RMBS and Agency CMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps and futures contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on to-be-announced securities forward contracts (“TBAs”) accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of March 31, 2025 and December 31, 2024, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	March 31, 2025	December 31, 2024
Repurchase Agreements:
Agency RMBS	4,726,502	4,323,626
Agency CMBS	890,372	805,860
Total repurchase agreements collateral pledged	5,616,874	5,129,486
Derivative Instruments:
Cash	251	580
Restricted cash	138,611	137,478
Total derivative instruments collateral pledged	138,862	138,058

Total Collateral Pledged:
Mortgage-backed securities	5,616,874	5,129,486
Cash	251	580
Restricted cash	138,611	137,478
Total Collateral Pledged	5,755,736	5,267,544

	As of
Collateral Held	March 31, 2025	December 31, 2024
Repurchase Agreements:
Cash	1,330	—
Non-cash collateral	5,855	—
Total repurchase agreements collateral held	7,185	—
Derivative instruments:
Cash	196	—
Total derivative instruments collateral held	196	—

Total collateral held:
Cash	1,526	—
Non-cash collateral	5,855	—
Total collateral held	7,381	—

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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 105% as of March 31, 2025 (December 31, 2024: 105%) based on the fair value of the securities as reported in our condensed consolidated balance sheets.
Interest Rate Swaps
As of March 31, 2025 and December 31, 2024, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange (“CME”) through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
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
Note 6 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2025.

$ in thousands	Notional Amount as of December 31, 2024	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2025
Interest Rate Swaps	3,265,000	725,000	(350,000)	3,640,000
Futures Contracts	1,402,000	1,402,000	(1,901,500)	902,500
TBA Purchase Contracts	100,000	1,435,000	(1,135,000)	400,000
TBA Sale Contracts	(100,000)	(1,435,000)	1,135,000	(400,000)
Total	4,667,000	2,127,000	(2,251,500)	4,542,500
Refer to Note 5 - "Collateral Positions" for further information regarding our collateral pledged to and received from our derivative counterparties.
Interest Rate Swaps
At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposures to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps, as well as futures contracts, as part of our interest rate risk management strategy. Under the terms of our interest rate swap contracts, we make fixed-rate payments to a counterparty in exchange for the receipt of floating-rate amounts over the life of the agreements without exchange of the underlying notional amount.

As of March 31, 2025 and December 31, 2024, we had interest rate swaps whereby we pay interest at a fixed rate and receive floating interest based on the secured overnight financing rate (“SOFR”) with the following maturities outstanding.

$ in thousands	As of March 31, 2025
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,480,000	0.54%	4.41%	2.3
3 to 5 years	375,000	0.39%	4.41%	4.0
5 to 7 years	785,000	0.72%	4.41%	5.6
7 to 10 years	555,000	4.14%	4.41%	9.8
Greater than 10 years	445,000	1.99%	4.41%	19.5
Total	3,640,000	1.29%	4.41%	6.4

$ in thousands	As of December 31, 2024
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,730,000	1.06%	4.49%	2.2
3 to 5 years	375,000	0.39%	4.49%	4.3
5 to 7 years	750,000	0.57%	4.49%	5.8
Greater than 10 years	410,000	1.83%	4.49%	18.9
Total	3,265,000	0.97%	4.49%	5.3
Futures Contracts
We use futures contracts to help mitigate the potential impact of changes in interest rates on our performance. The table below presents certain details of our futures contracts as of March 31, 2025 and December 31, 2024.

	As of
	March 31, 2025	December 31, 2024
$ in thousands	Notional Amount - Short	Notional Amount - Short
10 year U.S. Treasury futures	400,000	136,000
Ultra 10 year U.S. Treasury futures	315,000	1,057,000
30 year U.S. Treasury futures	187,500	209,000
Total	902,500	1,402,000
TBAs
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. The tables below presents certain characteristics of our TBAs accounted for as derivatives as of March 31, 2025 and December 31, 2024.

$ in thousands	As of March 31, 2025
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value - Asset (Liability) (1)
TBA purchase contracts	400,000	411,610	412,448	838
TBA sales contracts	(400,000)	(411,391)	(412,448)	(1,057)
Net TBA derivatives	—	219	—	(219)

$ in thousands	As of December 31, 2024
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value - Asset (Liability) (1)
TBA purchase contracts	100,000	99,800	99,173	(627)
TBA sales contracts	(100,000)	(99,194)	(99,173)	21
Net TBA derivatives	—	606	—	(606)
(1)Derivative assets and derivative liabilities related to TBAs are presented gross on the condensed consolidated balance sheets.
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheets
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of			As of
	March 31, 2025	December 31, 2024		March 31, 2025	December 31, 2024
Balance Sheets	Fair Value	Fair Value	Balance Sheets	Fair Value	Fair Value
Interest Rate Swaps Asset	2,093	1,549	Interest Rate Swaps Liability	—	—
Futures Contracts	—	3,463	Futures Contracts	710	—
TBAs	838	21	TBAs	1,057	627
Total Derivative Assets	2,931	5,033	Total Derivative Liabilities	1,767	627
The following tables summarize the effect of interest rate swaps, futures contracts and TBAs reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.

$ in thousands	Three Months Ended March 31, 2025
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(76,259)	28,079	542	(47,638)
Futures Contracts	(28,682)	—	(4,172)	(32,854)
TBAs	3,425	—	388	3,813
Total	(101,516)	28,079	(3,242)	(76,679)

$ in thousands	Three Months Ended March 31, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	48,682	45,287	(808)	93,161
Total	48,682	45,287	(808)	93,161

Note 7 – Offsetting Assets and Liabilities
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

The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The daily variation margin payments for centrally cleared interest rate swaps and futures contracts are characterized as settlement of the derivative itself rather than collateral. Our derivative asset of $2.1 million related to centrally cleared interest rate swaps and derivative liability of $710,000 related to futures contracts as of March 31, 2025 (December 31, 2024: assets of $1.5 million and $3.5 million related to centrally cleared interest rate swaps and futures contracts, respectively) are not included in the table below as a result of this characterization of daily variation margin.
As of March 31, 2025

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	838	—	838	(338)	(196)	304
Total Assets	838	—	838	(338)	(196)	304

Liabilities
Derivatives (1) (2)	(1,057)	—	(1,057)	338	215	(504)
Repurchase Agreements (3)	(5,354,561)	—	(5,354,561)	5,354,561	—	—
Total Liabilities	(5,355,618)	—	(5,355,618)	5,354,899	215	(504)
As of December 31, 2024

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	21	—	21	—	—	21
Total Assets	21	—	21	—	—	21

Liabilities
Derivatives (1) (2)	(627)	—	(627)	—	580	(47)
Repurchase Agreements (3)	(4,893,958)	—	(4,893,958)	4,893,958	—	—
Total Liabilities	(4,894,585)	—	(4,894,585)	4,893,958	580	(47)
(1)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(2)Cash collateral pledged by us on our derivatives was $138.9 million as of March 31, 2025 (December 31, 2024: $138.1 million) of which $138.6 million relates to initial margin pledged on centrally cleared interest rate swaps and futures contracts (December 31, 2024: $137.5 million). Centrally cleared interest rate swaps and futures contracts are excluded from the tables above. We held $196,000 of cash collateral on our derivatives as of March 31, 2025 (December 31, 2024: none).
(3)The fair value of securities pledged against our borrowings under repurchase agreements was $5.6 billion as of March 31, 2025 (December 31, 2024: $5.1 billion). We held $1.3 million of cash collateral under repurchase agreements as of March 31, 2025 (December 31, 2024: none). Gross amounts not offset are limited to the net amount of repurchase agreement liabilities presented sufficient to reduce the net amount to zero for each counterparty. Accordingly, cash collateral held under repurchase agreements is not shown in the table above, but the obligation to return the cash collateral is separately reported within collateral held payable on the condensed consolidated balance sheets.

Note 8 – Fair Value of Financial Instruments
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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	As of March 31, 2025
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,945,789	—	5,945,789
Derivative assets (2)	—	2,931	—	2,931
Total assets	—	5,948,720	—	5,948,720
Liabilities:
Derivative liabilities (2)	710	1,057	—	1,767
Total liabilities	710	1,057	—	1,767

	As of December 31, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,445,508	—	5,445,508
Derivative assets (2)	3,463	1,570	—	5,033
Total assets	3,463	5,447,078	—	5,450,541
Liabilities:
Derivative liabilities (2)	—	627	—	627
Total liabilities	—	627	—	627
(1)For more detail about the fair value of our MBS, refer to Note 3 - “Mortgage-Backed Securities”.
(2)Derivative assets and derivative liabilities include futures contracts as Level 1 measurements and interest rate swaps and TBAs as Level 2 measurements.
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

	As of
	March 31, 2025		December 31, 2024
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities
Repurchase agreements	5,354,561	5,354,554	4,893,958	4,895,017
Total	5,354,561	5,354,554	4,893,958	4,895,017

The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.
Note 9 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. The costs of support personnel provided by our Manager for the three months ended March 31, 2025 reimbursed or reimbursable by us were $293,000 (March 31, 2024: $231,000).
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
The following table summarizes the costs incurred on our behalf by our Manager during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
$ in thousands	2025	2024
Incurred costs, prepaid or expensed	1,640	1,478
Total incurred costs, originally paid by our Manager	1,640	1,478
Note 10 – Stockholders’ Equity
Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three months ended March 31, 2025, we repurchased and retired 90,146 shares of Series C Preferred Stock. During the three months ended March 31, 2024, we repurchased and retired 93,347 shares of Series B Preferred Stock and 95,917 shares of Series C Preferred Stock. We redeemed all outstanding shares of our Series B Preferred Stock in December 2024. As of March 31, 2025, we had authority to repurchase 616,513 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.
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
We have the option to redeem shares of our Series C Preferred Stock on or after September 27, 2027 for $25.00 per share, plus any accumulated and unpaid dividends through the date of the redemption. Shares of Series C Preferred Stock are not redeemable, convertible into or exchangeable for any other property or any other securities of the Company before this time, except under circumstances intended to preserve our qualification as a REIT or upon the occurrence of a change in control.
Common Stock
As of March 31, 2025, we had 6,883,504 shares of our common stock remaining available for sale from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). The table below shows sales of our common stock under equity distribution agreements during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
Shares in ones, $ in thousands	2025	2024
Shares sold	4,212,057	365,838
Net proceeds	35,956	3,318
Commissions and other costs	569	43
During the three months ended March 31, 2025 and 2024, we did not repurchase any shares of our common stock. As of March 31, 2025, we had authority to repurchase 1,816,359 shares of our common stock through our common stock share repurchase program.
Accumulated Other Comprehensive Income
Our accumulated other comprehensive income and other comprehensive income (loss) relate to gains and losses on MBS that are not accounted for under the fair value option. Gains and losses on MBS that are accounted for under the fair value option are recorded on our condensed consolidated statements of operations within “Gain (loss) on investments, net”.
Dividends
The table below summarizes the dividends we declared during the three months ended March 31, 2025 and 2024.

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2024
February 21, 2024	0.4844	2,086	March 27, 2024

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2025
February 19, 2025	0.46875	3,341	March 27, 2025
2024
February 21, 2024	0.46875	3,499	March 27, 2024

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2025
March 25, 2025	0.34	22,420	April 25, 2025
2024
March 26, 2024	0.40	19,530	April 26, 2024

Note 11 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three months ended March 31, 2025 and 2024 is computed as shown in the table below.

	Three Months Ended March 31,
In thousands, except per share amounts	2025	2024
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	16,289	23,730

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	62,844	48,500
Effect of dilutive securities:
Restricted stock awards	1	1
Dilutive Shares	62,845	48,501
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.26	0.49
Diluted	0.26	0.49
There were no potential weighted average common shares excluded from diluted earnings per share for the three months ended March 31, 2025 (March 31, 2024: none).
Note 12 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2025, we were not aware of any reported or unreported contingencies.
Note 13 – Subsequent Events
Dividends
On May 6, 2025, we declared a Series C Preferred Stock dividend of $0.46875 per share payable on June 27, 2025 to our stockholders of record as of June 5, 2025.

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

Forward-Looking Statements
We make forward-looking statements in this Quarterly Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans, objectives and our views on domestic and global market conditions (including the Agency RMBS, Agency CMBS and residential and commercial real estate markets). When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words.
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
As of March 31, 2025, we were invested in:
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
•U.S. Treasury securities; and
•a real estate-related financing arrangement in the form of an unconsolidated venture.
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

Market Conditions and Impacts
Macroeconomic factors that affect our business include inflation, economic growth, employment conditions, interest rates, interest rate volatility, fiscal and monetary policy, public policy, financial conditions, spread premiums, residential and commercial real estate prices, credit availability, the health of the banking system, consumer personal income and spending and corporate earnings. Of these macroeconomic factors, financial conditions, inflation, employment conditions, monetary policy, public policy, interest rates and interest rate volatility had the most direct impacts on our performance and financial condition during the first quarter of 2025.
Financial conditions tightened during the first quarter, shifting from a largely accommodative position to more balanced as equity markets, credit spreads and volatility measures all reacted negatively to the potential impacts of significant changes to U.S. fiscal and trade policies. Equity markets repriced lower during the first quarter, with the S&P 500 declining 4.6% while the NASDAQ fell 10.4%. The CBOE SPX Volatility Index (“VIX”) reflected the uncertainty brought on by these policy changes, increasing by over 28% during the quarter. Credit spreads reacted similarly, with investment grade credit, high yield and emerging markets spreads all materially wider.
While inflation readings trended lower during the quarter, they remained above the Federal Reserve’s 2% inflation target. The headline consumer price index (“CPI”) ended the quarter 2.4% higher on a year-over-year basis, down from a rate of 2.9% at year end, while the year-over-year change in CPI (excluding food and energy) fell to 2.8% from 3.2%. Despite the improvement in CPI reports, investors increased expectations for future inflation given concerns about the potential impact of shifting trade policy. Treasury inflation-protected securities breakeven rates increased during the quarter, with the two-year breakeven ending the quarter at 3.3% (up from 2.5% at year-end) and the five-year breakeven ending at 2.6% (up from 2.4%). Meanwhile, employment data released during the quarter reflected a slowing labor market, as the economy added an average of 152,000 jobs per month during the first quarter after adding an average of 209,000 jobs during the fourth quarter.
Even as inflation expectations were increasing, softer employment data and fears that the combination of potential trade wars and fiscal austerity would contribute to an economic slowdown led to a re-pricing of the market’s expectations of future monetary policy. Federal Funds futures market expectations as of March 31, 2025 reflected a further 75 basis point reduction of the target rate through the end of the year. Quantitative tightening continued in the first quarter of 2025, as the Federal Reserve passively reduced the size of its balance sheet through maturities of U.S. Treasuries and paydowns of Agency RMBS. At their March meeting, the Federal Reserve announced that they would begin slowing the pace of quantitative tightening by lowering the cap on the amount of Treasuries allowed to mature per month without being reinvested to $5 billion from $25 billion, while leaving the cap on mortgage-backed securities unchanged at $35 billion per month.
Interest rates dropped across the maturity spectrum during the first quarter. The yield on the two-year Treasury decreased 34 basis points to 3.91%, the yield on the five-year Treasury decreased 41 basis points to 3.98% and the yield on the ten-year Treasury decreased 34 basis points to 4.24%. Short-dated interest rate volatility increased over the quarter, reflecting the market’s shifting expectations of monetary and trade policy, while longer-dated volatility declined modestly.
Against this macroeconomic backdrop, Agency RMBS performance was relatively consistent with Treasuries during the first quarter, with higher coupons modestly outperforming. Supply and demand technicals for higher coupon Agency RMBS were supportive as originations remained subdued given slower housing seasonals and elevated mortgage rates, while banks, money managers and mortgage REITs net added exposure during the quarter. Prepayment speeds remained at low levels given limited purchase and refinancing activity. However, a notable decline in mortgage rates in the latter half of the quarter should result in faster prepayment speeds in the coming months, as the decline coincided with the seasonal increase in housing activity. Premiums on specified pool collateral were largely unchanged during the quarter as the move lower in mortgage rates led to support for prepayment protection. Additionally, Agency CMBS risk premiums increased during the first quarter, reflecting weakness in broader fixed income markets.

Market Rates

	As of
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	One Quarter Change	One Year Change
Interest Rates
Effective Federal Funds Rate	4.33%	4.33%	4.83%	5.33%	5.33%	—%	(1.00)%
One-month SOFR	4.32%	4.33%	4.86%	5.34%	5.33%	(0.01)%	(1.01)%

2 Year Treasury	3.91%	4.25%	3.65%	4.72%	4.62%	(0.34)%	(0.71)%
5 Year Treasury	3.98%	4.39%	3.58%	4.33%	4.20%	(0.41)%	(0.22)%
10 Year Treasury	4.24%	4.58%	3.80%	4.34%	4.19%	(0.34)%	0.05%
30 Year Treasury	4.61%	4.78%	4.13%	4.50%	4.34%	(0.17)%	0.27%

	As of
(in basis points)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	One Quarter Change	One Year Change
Swap Spreads (1)
2 Year	(17)	(16)	(20)	(15)	(8)	(1)	(9)
5 Year	(31)	(34)	(31)	(28)	(23)	3	(8)
10 Year	(45)	(50)	(47)	(42)	(37)	5	(8)
30 Year	(79)	(85)	(82)	(80)	(73)	6	(6)

30 Year Mortgage Spreads vs. 5/10 Year Treasury Blend (2)
FNMA 2.0%	76	65	72	61	58	11	18
FNMA 2.5%	86	74	82	73	70	12	16
FNMA 3.0%	88	77	85	79	77	11	11
FNMA 3.5%	89	78	87	83	82	11	7
FNMA 4.0%	87	76	95	93	91	11	(4)
FNMA 4.5%	105	91	109	100	101	14	4
FNMA 5.0%	122	108	132	116	117	14	5
FNMA 5.5%	142	126	143	138	137	16	5
FNMA 6.0%	146	140	129	158	156	6	(10)
FNMA 6.5%	118	135	109	164	160	(17)	(42)

10 Year Agency CMBS Spreads vs. Treasuries (3)
FHLMC K	45	45	48	49	54	—	(9)
FNMA DUS	49	47	58	54	58	2	(9)
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

Outlook
Recently proposed changes to U.S. fiscal and trade policy have negatively impacted financial markets and could result in slower economic growth, higher inflation and further market volatility. As such, we remain cautious on the near-term outlook for Agency RMBS. However, our long-term outlook for Agency RMBS is favorable, as we expect demand to improve in higher coupons given attractive valuations, an eventual decline in interest rate volatility and a steeper yield curve. Lastly, while Agency CMBS risk premiums may remain elevated until sentiment in the broader fixed income market improves, limited issuance, strong fundamental performance and stable cash flow profiles should provide favorable support for this sector.
Investment Activities
The table below shows the composition of our investment portfolio as of March 31, 2025, December 31, 2024 and March 31, 2024.

	As of
$ in thousands	March 31, 2025	December 31, 2024	March 31, 2024
Agency RMBS:
30 year fixed-rate pass-through, at fair value	4,974,663	4,541,525	4,649,052
Agency CMO, at fair value	73,539	70,776	74,701
Agency CMBS, at fair value	890,372	816,147	265,512
Non-Agency CMBS, at fair value	—	9,836	10,188
Non-Agency RMBS, at fair value	7,215	7,224	7,651
Total investment portfolio	5,945,789	5,445,508	5,007,104
As of March 31, 2025, our holdings of 30 year fixed-rate Agency RMBS represented approximately 84% of our total investment portfolio versus 83% as of December 31, 2024 and 93% as of March 31, 2024. Our 30 year fixed-rate Agency RMBS holdings as of March 31, 2025, December 31, 2024 and March 31, 2024 consisted of specified pools with coupon distributions as shown in the table below.

	As of
	March 31, 2025			December 31, 2024			March 31, 2024
$ in thousands	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield
4.0%	—	—%	—%	369,321	8.1%	4.67%	764,780	16.5%	4.64%
4.5%	657,554	13.2%	4.95%	658,218	14.5%	4.95%	892,872	19.2%	4.95%
5.0%	993,414	20.0%	5.32%	836,197	18.4%	5.35%	1,001,505	21.5%	5.34%
5.5%	1,414,961	28.4%	5.58%	1,196,335	26.3%	5.59%	992,970	21.4%	5.59%
6.0%	1,471,826	29.6%	5.97%	1,481,454	32.7%	5.97%	996,925	21.4%	6.03%
6.5%	436,908	8.8%	6.16%	—	—%	—%	—	—	—%
Total 30 year fixed-rate Agency RMBS	4,974,663	100.0%	5.61%	4,541,525	100.0%	5.50%	4,649,052	100.0%	5.35%

Our purchases of Agency RMBS have been primarily focused on specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. The table below shows the specified pool characteristics of our 30 year fixed-rate Agency RMBS holdings as of March 31, 2025, December 31, 2024 and March 31, 2024.

	As of
	March 31, 2025		December 31, 2024		March 31, 2024
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
Specified pool characteristic:
Geographic location	982,726	19.8%	741,428	16.3%	968,689	20.9%
Loan balance	1,808,302	36.3%	1,961,771	43.2%	2,130,283	45.8%
High loan-to-value ratio	550,053	11.1%	509,459	11.2%	470,621	10.1%
Low credit score	1,633,582	32.8%	1,328,867	29.3%	1,079,459	23.2%
Total 30 year fixed-rate Agency RMBS	4,974,663	100.0%	4,541,525	100.0%	4,649,052	100.0%
As of March 31, 2025, our holdings of Agency CMBS represented approximately 15% of our total investment portfolio versus 15% as of December 31, 2024 and 5% as of March 31, 2024. Our Agency CMBS benefit from prepayment protection characteristics and have an attractive return profile. Further, the hedging costs related to these holdings are economical as they are less sensitive to interest rate risk given prepayment protection and scheduled balloon maturity payments. As of March 31, 2025, approximately 81% of our Agency CMBS were Fannie Mae DUS and 19% were Freddie Mac Multifamily Participation Certificates.
As of March 31, 2025, December 31, 2024 and March 31, 2024, our holdings of non-Agency securities represented less than 1% of our total investment portfolio. In the first quarter of 2025, we sold our remaining non-Agency CMBS investment.
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

$ in thousands	Collateralized borrowings under repurchase agreements
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
March 31, 2024	4,393,908	4,419,757	4,531,261
June 30, 2024	4,260,475	4,251,953	4,269,254
September 30, 2024	5,184,885	5,004,504	5,184,885
December 31, 2024	4,893,958	4,865,582	4,943,054
March 31, 2025	5,354,561	4,930,237	5,354,561
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
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the three months ended March 31, 2025, we entered into interest rate swaps with a notional amount of $725.0 million and terminated existing interest rate swaps with a notional amount of $350.0 million.

We also use futures contracts as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. During the three months ended March 31, 2025, we entered into futures contracts with a notional amount of $1.4 billion and terminated existing futures contracts with a notional amount of $1.9 billion.
Daily variation margin for interest rate swaps and futures contracts is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations.
Capital Activities
As of March 31, 2025, we had 6,883,504 shares of our common stock remaining available for sale from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. The table below shows sales of our common stock under equity distribution agreements during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
Shares in ones, $ in thousands	2025	2024
Shares sold	4,212,057	365,838
Net proceeds	35,956	3,318
Commissions and other costs	569	43
For information on dividends declared during the three months ended March 31, 2025 and 2024, see Note 10 - "Stockholders' Equity" of our condensed consolidated financial statements in Part I. Item 1 of this report on Form 10-Q.
During the three months ended March 31, 2025, we did not repurchase any shares of our common stock.
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three months ended March 31, 2025, we repurchased and retired 90,146 shares of Series C Preferred Stock. During the three months ended March 31, 2024, we repurchased and retired 93,347 shares of Series B Preferred Stock and 95,917 shares of Series C Preferred Stock. We redeemed all outstanding shares of our Series B Preferred Stock in December 2024. As of March 31, 2025, we had authority to repurchase 616,513 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.
Book Value per Common Share
We calculate book value per common share as follows.

	As of
In thousands except per share amounts	March 31, 2025	December 31, 2024
Numerator (adjusted equity):
Total equity	759,166	730,729
Less: Liquidation preference of Series C Preferred Stock	(177,913)	(180,166)
Total adjusted equity	581,253	550,563

Denominator (number of shares):
Common stock outstanding	65,942	61,730

Book value per common share	8.81	8.92
Our book value per common share decreased 1.2% as of March 31, 2025 compared to December 31, 2024. The decrease in our book value per common share was primarily due to losses on derivative instruments, dividends declared and expenses, which were partially offset by net interest income and gains on investments. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our most recent Form 10-K for the year ended December 31, 2024.
Recent Accounting Standards
None.

Results of Operations
The table below presents information from our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
$ in thousands, except share data	2025	2024

Interest income	73,846	68,583
Interest expense	55,025	61,580
Net interest income	18,821	7,003
Other income (loss)
Gain (loss) on investments, net	82,158	(66,153)
(Increase) decrease in provision for credit losses	—	(39)
Equity in earnings (losses) of unconsolidated ventures	—	(193)
Gain (loss) on derivative instruments, net	(76,679)	93,161
Total other income (loss)	5,479	26,776
Expenses
Management fee – related party	2,996	2,861
General and administrative	1,663	1,796
Total expenses	4,659	4,657
Net income (loss)	19,641	29,122
Dividends to preferred stockholders	(3,341)	(5,585)
Gain (loss) on repurchase and retirement of preferred stock	(11)	193
Net income (loss) attributable to common stockholders	16,289	23,730
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.26	0.49
Diluted	0.26	0.49
Weighted average number of shares of common stock:
Basic	62,843,814	48,499,863
Diluted	62,844,859	48,500,476

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
$ in thousands	2025	2024
Average earning assets (1)	5,422,552	4,972,242
Average earning asset yields (2)	5.45%	5.52%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Total average earning assets increased $450.3 million for the three months ended March 31, 2025 compared to the same period in 2024. Changes in our average earning assets are a factor of our total stockholders' equity and our desired leverage levels.
Average earning asset yields decreased 7 basis points for the three months ended March 31, 2025 compared to the same period in 2024. Changes in our average earning asset yields are driven by the composition of our investments, amortized cost of our securities and prepayment rates.
Our interest income includes coupon interest and net (premium amortization) discount accretion as shown in the table below.

	Three Months Ended March 31,
$ in thousands	2025	2024
Interest Income
Coupon interest	73,636	67,442
Net (premium amortization) discount accretion	210	1,141
Total interest income	73,846	68,583
Our interest income increased for the three months ended March 31, 2025 compared to the same period in 2024 due to an increase in average earning assets.
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

The following table presents net (premium amortization) discount accretion recognized for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
$ in thousands	2025	2024
Agency RMBS	179	1,136
Agency CMBS	95	5
Non-Agency CMBS	—	127
Non-Agency RMBS	(64)	(126)
U.S. Treasury Securities	—	(1)
Net (premium amortization) discount accretion	210	1,141

Net discount accretion decreased for three months ended March 31, 2025 compared to the same period in 2024 as we have repositioned a portion of our investment portfolio into higher coupon securities that have higher amortized costs relative to principal value.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents information related to our borrowings and cost of funds for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
$ in thousands	2025	2024
Total average borrowings (1)	4,930,237	4,419,757
Maximum borrowings during the period (2)	5,354,561	4,531,261
Cost of funds (3)	4.46%	5.57%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.
Total average borrowings increased $510.5 million for the three months ended March 31, 2025 compared to the same period in 2024. Changes in our average borrowings are a factor of our total stockholders' equity and our desired leverage levels.
Our average cost of funds decreased 111 basis points for the three months ended March 31, 2025 compared to the same period in 2024. Changes in our costs of funds are substantially driven by the Federal Funds target rate, which the FOMC lowered from a range of 5.25% to 5.50% as of January 1, 2024 to 4.25% to 4.50% as of March 31, 2025.
The table below presents the components of interest expense for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
$ in thousands	2025	2024
Interest Expense
Interest expense on repurchase agreement borrowings	55,025	61,580
Total interest expense	55,025	61,580
Our interest expense decreased for the three months ended March 31, 2025 compared to the same period in 2024 due to a lower cost of funds, which was partially offset by an increase in average borrowings.

Net Interest Income
The table below presents the components of net interest income for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
$ in thousands	2025	2024
Interest income	73,846	68,583
Interest expense	55,025	61,580
Net interest income	18,821	7,003
Net interest rate margin	0.99%	(0.05)%
Our net interest income, which equals total interest income less total interest expense, and our net interest rate margin, which equals the yield on our average earning assets for the period less the average cost of funds, increased for the three months ended March 31, 2025 compared to the same period in 2024 due to a lower cost of funds. Our cost of funds is generally more sensitive to changes in interest rates than the yield on our investment portfolio, which is largely comprised of 30 year fixed-rate Agency RMBS.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
$ in thousands	2025	2024
Net realized gains (losses) on sale of MBS	(5,466)	(3,222)
Net unrealized gains (losses) on MBS accounted for under the fair value option	87,624	(62,473)
Net unrealized gains (losses) on U.S. Treasury securities	—	(372)
Net realized gains (losses) on U.S. Treasury securities	—	(86)
Total gain (loss) on investments, net	82,158	(66,153)
During the three months ended March 31, 2025, we sold MBS and realized net losses of $5.5 million (March 31, 2024: $3.2 million). Net realized losses during the three months ended March 31, 2025 reflect sales of 4.0% coupon Agency RMBS. Net realized losses during the three months ended March 31, 2024 reflect sales of lower coupon Agency RMBS with a portion of the proceeds being used to purchase Agency CMBS.
We have elected the fair value option for all of our MBS purchased on or after September 1, 2016. Before September 1, 2016, we had also elected the fair value option for our non-Agency RMBS interest-only securities. Under the fair value option, changes in fair value are recognized in income in the condensed consolidated statements of operations. As of March 31, 2025, $5.9 billion (December 31, 2024: $5.4 billion) or 99.9% (December 31, 2024: 99.7%) of our MBS were accounted for under the fair value option.
We recorded net unrealized gains on our MBS portfolio accounted for under the fair value option of $87.6 million in the three months ended March 31, 2025 compared to net unrealized losses of $62.5 million in the three months ended March 31, 2024. Net unrealized gains in the three months ended March 31, 2025 resulted from a sharp decline in interest rates during the quarter, as valuations on fixed-rate securities increased as interest rates fell. Net unrealized losses in the three months ended March 31, 2024 resulted from higher interest rates during the quarter, as valuations on fixed-rate securities declined as interest rates rose.
We recorded net realized and unrealized losses of $458,000 on U.S. Treasury securities in the three months ended March 31, 2024. We did not hold any U.S. Treasury securities during the three months ended March 31, 2025.
(Increase) Decrease in Provision for Credit Losses
As of March 31, 2025, $5.1 million of our MBS are classified as available-for-sale and subject to evaluation for credit losses (December 31, 2024: $15.0 million). During the three months ended March 31, 2025, we sold the only security for which we had recorded an allowance for credit losses. We recorded a $39,000 increase in the provision for credit losses during the three months ended March 31, 2024 on the same security based on a comparison of the security's amortized cost basis to discounted expected cash flows.

Equity in Earnings (Losses) of Unconsolidated Ventures
For the three months ended March 31, 2024, we recorded equity in losses of $193,000. We received a final distribution from our sole remaining unconsolidated venture during the first quarter of 2024, and the venture was dissolved in April 2024.
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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods.

$ in thousands	Three months ended March 31, 2025
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(76,259)	28,079	542	(47,638)
Futures Contracts	(28,682)	—	(4,172)	(32,854)
TBAs	3,425	—	388	3,813
Total	(101,516)	28,079	(3,242)	(76,679)

$ in thousands	Three months ended March 31, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	48,682	45,287	(808)	93,161
Total	48,682	45,287	(808)	93,161

As of March 31, 2025 and December 31, 2024, we held the following interest rate swaps whereby we pay fixed rate interest and receive floating rate interest based upon SOFR.

$ in thousands	As of March 31, 2025				As of December 31, 2024
Derivative instrument	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps	3,640,000	1.29%	4.41%	6.4	3,265,000	0.97%	4.49%	5.3
During the three months ended March 31, 2025, we entered into interest rate swaps with a notional amount of $725.0 million and terminated existing interest rate swaps with a notional amount of $350.0 million. We recorded net losses of $47.6 million on interest rate swaps for the three months ended March 31, 2025 (March 31, 2024: net gains of $93.2 million) primarily due to changes in interest rate expectations.
As of March 31, 2025, we had $5.4 billion of repurchase agreement borrowings with a weighted average remaining maturity of 25 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.

As of March 31, 2025 and December 31, 2024, we held the following futures contracts.

	As of
	March 31, 2025	December 31, 2024
$ in thousands	Notional Amount - Short	Notional Amount - Short
10 year U.S. Treasury futures	400,000	136,000
Ultra 10 year U.S. Treasury futures	315,000	1,057,000
30 year U.S. Treasury futures	187,500	209,000
Total	902,500	1,402,000
We use futures contracts as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. During the three months ended March 31, 2025, we entered into futures contracts with a notional amount of $1.4 billion and terminated existing futures contracts with a notional amount of $1.9 billion. We recognized net losses of $32.9 million on futures contracts during the three months ended March 31, 2025 due to changes in interest rate expectations. We did not hold any futures contracts during the three months ended March 31, 2024.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date as an alternative means of investing in and financing Agency RMBS. We recorded net gains of $3.8 million on TBAs during the three months ended March 31, 2025 due to a sharp decline in interest rates. We did not hold any TBAs during the three months ended March 31, 2024.
Expenses
We incurred management fees of $3.0 million for the three months ended March 31, 2025 (March 31, 2024: $2.9 million). Management fees increased for the three months ended March 31, 2025 compared to the same period in 2024 due to higher average stockholders' equity. Refer to Note 9 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $1.7 million for the three months ended March 31, 2025 (March 31, 2024: $1.8 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.
Gain (Loss) on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three months ended March 31, 2025, we repurchased and retired 90,146 shares of Series C Preferred Stock. During the three months ended March 31, 2024, we repurchased and retired 93,347 shares of Series B Preferred Stock and 95,917 shares of Series C Preferred Stock. Gains and losses on repurchases and retirements of preferred stock represent the difference between the consideration transferred and the carrying value of the preferred stock.
Net Income (Loss) Attributable to Common Stockholders
For the three months ended March 31, 2025, our net income attributable to common stockholders was $16.3 million (March 31, 2024: $23.7 million) or $0.26 basic and diluted net income per average share available to common stockholders (March 31, 2024: $0.49). The change in net income attributable to common stockholders was primarily due to (i) net gains on investments of $82.2 million in the 2025 period compared to net losses on investments of $66.2 million in the 2024 period; (ii) net losses on derivative instruments of $76.7 million in the 2025 period compared to net gains on derivatives of $93.2 million in the 2024 period; and (iii) an $11.8 million increase in net interest income.
For further information on the changes in net gain (loss) on investments, net gain (loss) on derivative instruments and changes in net interest income, see preceding discussion under “Gain (Loss) on Investments, net”, “Gain (Loss) on Derivative Instruments, net” and “Net Interest Income”.

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
Earnings Available for Distribution
Our business objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. We use earnings available for distribution as a measure of our investment portfolio’s ability to generate income for distribution to common stockholders and to evaluate our progress toward meeting this objective. We calculate earnings available for distribution as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net; unrealized (gain) loss on derivative instruments, net; TBA dollar roll income; (gain) loss on repurchase and retirement of preferred stock and foreign currency (gains) losses, net.
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

	Three Months Ended March 31,
$ in thousands, except per share data	2025	2024
Net income (loss) attributable to common stockholders	16,289	23,730
Adjustments:
(Gain) loss on investments, net	(82,158)	66,153
Realized (gain) loss on derivative instruments, net (1)	101,516	(48,682)
Unrealized (gain) loss on derivative instruments, net (1)	3,242	808
TBA dollar roll income (2)	1,147	—
(Gain) loss on repurchase and retirement of preferred stock	11	(193)
Subtotal	23,758	18,086
Earnings available for distribution	40,047	41,816
Basic income (loss) per common share	0.26	0.49
Earnings available for distribution per common share (3)	0.64	0.86
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components.

	Three Months Ended March 31,
$ in thousands	2025	2024
Realized gain (loss) on derivative instruments, net	(101,516)	48,682
Unrealized gain (loss) on derivative instruments, net	(3,242)	(808)
Contractual net interest income (expense) on interest rate swaps	28,079	45,287
Gain (loss) on derivative instruments, net	(76,679)	93,161
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
(3)Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding.
The table below shows the components of earnings available for distribution for the following periods.

	Three Months Ended March 31,
$ in thousands	2025	2024
Effective net interest income (1)	46,900	52,290
TBA dollar roll income	1,147	—
Equity in earnings (losses) of unconsolidated ventures	—	(193)
(Increase) decrease in provision for credit losses	—	(39)
Total expenses	(4,659)	(4,657)
Subtotal	43,388	47,401
Dividends to preferred stockholders	(3,341)	(5,585)
Earnings available for distribution	40,047	41,816
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution decreased during the three months ended March 31, 2025 compared to the same period in 2024 due to lower effective net interest income, which was partially offset by an increase in TBA dollar roll income and lower preferred dividends due to the redemption of our Series B Preferred Stock in December 2024. See below for details on the change in effective net interest income.
Effective Interest Expense / Effective Cost of Funds / Effective Net Interest Income / Effective Interest Rate Margin
We calculate effective interest expense (and by calculation, effective cost of funds) as U.S. GAAP total interest expense adjusted for contractual net interest income (expense) on our interest rate swaps that is recorded as gain (loss) on derivative instruments. We view our interest rate swaps as an economic hedge against increases in future market interest rates on our borrowings. We add back the net payments or receipts on our interest rate swap agreements to our total U.S. GAAP interest expense because we use interest rate swaps to add stability to interest expense.
We calculate effective net interest income (and by calculation, effective interest rate margin) as U.S. GAAP net interest income adjusted for contractual net interest income (expense) on our interest rate swaps that is recorded as gain (loss) on derivative instruments, net.
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

	Three Months Ended March 31,
	2025		2024
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	55,025	4.46%	61,580	5.57%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(28,079)	(2.28)%	(45,287)	(4.10)%
Effective interest expense	26,946	2.18%	16,293	1.47%

Our effective interest expense increased in the three months ended March 31, 2025 compared to the same period in 2024 due to a decrease in contractual net interest income on interest rate swaps and higher average borrowings, which were partially offset by a lower Federal Funds target rate.
Our effective cost of funds increased in the three months ended March 31, 2025 compared to the same period in 2024 due to a decrease in contractual net interest income on interest rate swaps, which was partially offset by a lower Federal Funds target rate.
In addition to changes caused by the underlying floating rate index, the amount of contractual net interest income or expense on interest rate swaps that we recognize has changed based on changes in the size and composition of our interest rate swap portfolio. During the third quarter of 2024, we also began using futures contracts, which do not earn or incur contractual interest, in lieu of certain interest rate swaps as an alternative way to help mitigate the potential impact of changing interest rates on our performance. See preceding discussion under “Gain (Loss) on Derivative Instruments, net” for details of our interest rate swap portfolio as of March 31, 2025 and December 31, 2024.

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended March 31,
	2025		2024
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	18,821	0.99%	7,003	(0.05)%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	28,079	2.28%	45,287	4.10%
Effective net interest income	46,900	3.27%	52,290	4.05%

Our effective net interest income and effective net interest rate margin decreased in the three months ended March 31, 2025 compared to the same period in 2024 due to a decrease in contractual net interest income on interest rate swaps, which was partially offset by a lower Federal Funds target rate.
Economic Debt-to-Equity Ratio
The table below shows our debt-to-equity ratio and our economic debt-to-equity ratio as of March 31, 2025 and December 31, 2024. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity.
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

	As of
$ in thousands	March 31, 2025	December 31, 2024
Repurchase agreements	5,354,561	4,893,958
Total stockholders' equity	759,166	730,729

Debt-to-equity ratio (1)	7.1	6.7
Economic debt-to-equity ratio (2)	7.1	6.7
(1)Debt-to-equity ratio is calculated as the ratio of total repurchase agreements to total stockholders' equity.
(2)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis ($219,000 as of March 31, 2025; $606,000 as of December 31, 2024) to total stockholders' equity.

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and fund other general business needs. Our primary sources of funds for liquidity consist of the net proceeds from our common equity offerings, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.
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
We held cash, cash equivalents and restricted cash of $181.5 million as of March 31, 2025 (March 31, 2024: $200.5 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $19.3 million for the three months ended March 31, 2025 (March 31, 2024: $57.5 million).
Our investing activities used net cash of $516.5 million in the three months ended March 31, 2025 compared to net cash provided by investing activities of $37.1 million in the three months ended March 31, 2024. We used cash of $884.4 million to purchase MBS during the three months ended March 31, 2025 (March 31, 2024: $390.4 million). Our primary source of cash from investing activities for the three months ended March 31, 2025 was proceeds from sales of MBS of $373.6 million (March 31, 2024: $296.5 million from the sales of MBS and $10.8 million from the sale of U.S. Treasury securities). We also generated $95.3 million from principal payments of MBS during the three months ended March 31, 2025 (March 31, 2024: $71.2 million) and used cash of $101.5 million to settle derivative contracts in the three months ended March 31, 2025 (March 31, 2024: net cash received of $48.7 million).
Our financing activities provided net cash of $467.8 million for the three months ended March 31, 2025 compared to net cash used by financing activities of $92.7 million in the three months ended March 31, 2024. During the three months ended March 31, 2025, we received net cash from proceeds on our repurchase agreements of $460.6 million (March 31, 2024: $64.4 million cash used for net repayments). We used cash of $28.0 million for the three months ended March 31, 2025 to pay dividends (March 31, 2024: $25.0 million). Proceeds from issuance of common stock provided $36.1 million for the three months ended March 31, 2025 (March 31, 2024: $3.3 million).
As of March 31, 2025, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.5% for Agency RMBS and 4.8% for Agency CMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS and Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
Effects of Margin Requirements, Leverage and Spreads
Our securities have values that fluctuate according to market conditions and the market value of our securities will decrease as prevailing interest rates or spreads increase. When the value of the securities pledged to secure a repurchase loan decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a “margin call”, which means that the lender will require us to pay cash or pledge additional collateral. Under our repurchase facilities, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly.
We experience margin calls and increased collateral requirements in the ordinary course of our business. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase or if spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will seek to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls or increased collateral requirements. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.
Our interest rate swaps and futures contracts require us to post initial margin and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement.
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
Forward-Looking Statements Regarding Liquidity
As of March 31, 2025, we held $5.6 billion of Agency securities that are financed by repurchase agreements. We also had approximately $328.9 million of unencumbered investments and unrestricted cash of $42.9 million as of March 31, 2025. As of March 31, 2025, our known contractual obligations primarily consisted of $5.4 billion of repurchase agreement borrowings with a weighted average remaining maturity of 25 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities.
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
As of March 31, 2025, one counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $38.0 million, or 5% of our stockholders' equity. The following table summarizes our exposure to counterparties by geographic concentration as of March 31, 2025. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	14	3,228,487	(164,043)
Asia	4	962,929	(47,579)
Europe (excluding United Kingdom)	2	679,084	(33,408)
United Kingdom	1	484,061	(20,853)
Total	21	5,354,561	(265,883)

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
As discussed above, our distribution requirements are based on REIT taxable income rather than U.S. GAAP net income. The primary differences between our REIT taxable income and U.S. GAAP net income are: (i) unrealized gains and losses on investments that we have elected the fair value option for that are included in current U.S. GAAP income but are excluded from REIT taxable income until realized or settled; (ii) gains and losses on derivative instruments that are included in current U.S. GAAP net income but are excluded from REIT taxable income until realized; and (iii) temporary differences related to amortization of premiums and discounts on investments. For additional information regarding the characteristics of our dividends, refer to Note 11 – "Stockholders' Equity" of our annual report on Form 10-K for the year ended December 31, 2024.
Unrelated Business Taxable Income
We have not engaged in transactions that would result in a portion of our income being treated as unrelated business taxable income.
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended March 31, 2025, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2025.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of March 31, 2025, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
For additional discussion of market risk, see Part I. Item 1 - Risk Factors of our annual report on Form 10-K for the year ended December 31, 2024.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, as of March 31, 2025 and December 31, 2024, assuming a static portfolio and constant financing and asset spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	As of March 31, 2025		As of December 31, 2024
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(6.08)%	(0.75)%	(0.16)%	(0.59)%
+0.50%	(2.68)%	(0.25)%	0.02%	(0.21)%
-0.50%	2.01%	(0.13)%	(0.48)%	(0.05)%
-1.00%	3.65%	(0.77)%	(1.30)%	(0.47)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates as of March 31, 2025 and December 31,

2024. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile. When applicable, our scenario analysis assumes a floor of 0% for U.S. Treasury yields and, to be consistent, we also apply a floor of 0% for all related funding costs.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
Real Estate Risk
Residential and commercial property values are subject to volatility and may be adversely affected by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as the supply of housing stock or other property sectors); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay their loans, which could also cause us to suffer losses.
Credit Risk
We retain the risk of potential credit losses on all of our residential mortgage investments. We seek to manage this risk through our pre-acquisition due diligence process. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis pursuant to fundamental considerations such as GDP, unemployment, interest rates, retail sales, store closings/openings, corporate earnings, housing inventory, affordability and regional home price trends. We also review key loan credit metrics including, but not limited to, payment status, current loan-to-value ratios, current borrower credit scores and debt yields. These characteristics assist in determining the likelihood and severity of loan loss as well as prepayment and extension expectations. We then perform structural analysis under multiple scenarios to establish likely cash flow profiles and credit enhancement levels relative to collateral performance projections. This analysis allows us to quantify our opinions of credit quality and fundamental value, which are key drivers of portfolio management decisions.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any such legal proceedings.
ITEM 1A.     RISK FACTORS.
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 20, 2025. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following tables sets forth information with respect to our repurchases of Series C Preferred Stock during the three months ended March 31, 2025.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 to January 31, 2025	35,675	24.32	35,675	670,984
February 1, 2025 to February 28, 2025	35,423	24.37	35,423	635,561
March 1, 2025 to March 31, 2025	19,048	24.07	19,048	616,513
	90,146	24.29	90,146
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

INVESCO MORTGAGE CAPITAL INC.

May 7, 2025	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

May 7, 2025	By:	/s/ Mark Gregson
Mark Gregson
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

3.3
Articles Supplementary classifying 4,000,000 shares of the Company’s preferred stock as additional Series C Shares (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on March 19, 2019).

3.4
Articles Supplementary reclassifying 2,200,000 shares of authorized but unissued shares of Series B Preferred Stock as shares of Preferred Stock without designation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on December 27, 2024).

3.5	Articles of Amendment of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

3.6	Articles of Amendment of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

3.7	Articles of Amendment (Authorized shares) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 9, 2024).

3.8	Amended and Restated Bylaws of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 17, 2017).

31.1	Certification of John M. Anzalone pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Gregson pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of John M. Anzalone pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Mark Gregson pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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