Form 10-Q
period 2025-06-30
Invesco Mortgage Capital Inc.
filed 2025-08-08
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of July 31, 2025, there were 66,307,379 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024	3

	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2025; June 30, 2025; March 31, 2024 and June 30, 2024	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	45

PART II OTHER INFORMATION		47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	June 30, 2025	December 31, 2024
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $4,882,659 and $5,129,486, respectively; net of allowance for credit losses of $0 and $654, respectively)	5,185,559	5,445,508
Cash and cash equivalents	59,396	73,403
Restricted cash	131,146	137,478
Due from counterparties	—	580
Investment related receivable	23,538	24,870
Derivative assets, at fair value	—	5,033
Other assets	731	1,162
Total assets	5,400,370	5,688,034
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	4,635,881	4,893,958
Derivative liabilities, at fair value	10,775	627
Dividends payable	22,545	24,692
Accrued interest payable	10,550	32,711
Collateral held payable	6,238	—
Accounts payable and accrued expenses	1,904	1,619
Due to affiliate	3,101	3,698
Total liabilities	4,690,994	4,957,305
Commitments and contingencies (See Note 12):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 7,019,710 and 7,206,659 shares issued and outstanding, respectively ($175,493 and $180,166 aggregate liquidation preference, respectively)	169,760	174,281
Common Stock, par value $0.01 per share; 134,000,000 shares authorized; 66,307,379 and 61,729,693 shares issued and outstanding, respectively	663	617
Additional paid in capital	4,166,345	4,127,807
Accumulated other comprehensive income	—	173
Retained earnings (distributions in excess of earnings)	(3,627,392)	(3,572,149)
Total stockholders’ equity	709,376	730,729
Total liabilities and stockholders' equity	5,400,370	5,688,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share data	2025	2024	2025	2024

Interest income	70,624	68,028	144,470	136,611
Interest expense	52,895	59,393	107,920	120,973
Net interest income	17,729	8,635	36,550	15,638
Other income (loss)
Gain (loss) on investments, net	(5,268)	(45,212)	76,890	(111,365)
(Increase) decrease in provision for credit losses	—	(263)	—	(302)
Equity in earnings (losses) of unconsolidated ventures	—	—	—	(193)
Gain (loss) on derivative instruments, net	(30,916)	28,262	(107,595)	121,423
Total other income (loss)	(36,184)	(17,213)	(30,705)	9,563
Expenses
Management fee – related party	2,831	2,945	5,827	5,806
General and administrative	2,041	1,943	3,704	3,739
Total expenses	4,872	4,888	9,531	9,545
Net income (loss)	(23,327)	(13,466)	(3,686)	15,656
Dividends to preferred stockholders	(3,297)	(5,508)	(6,638)	(11,093)
Gain (loss) on repurchase and retirement of preferred stock	57	208	46	401
Net income (loss) attributable to common stockholders	(26,567)	(18,766)	(10,278)	4,964
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.40)	(0.38)	(0.16)	0.10
Diluted	(0.40)	(0.38)	(0.16)	0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Net income (loss)	(23,327)	(13,466)	(3,686)	15,656
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	(271)	(150)	229	(352)
Reclassification of unrealized (gain) loss on sale of mortgage-backed securities to gain (loss) on investments, net	(518)	—	(402)	—
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	263	—	302
Total other comprehensive income (loss)	(789)	113	(173)	(50)
Comprehensive income (loss)	(24,116)	(13,353)	(3,859)	15,606
Dividends to preferred stockholders	(3,297)	(5,508)	(6,638)	(11,093)
Gain (loss) on repurchase and retirement of preferred stock	57	208	46	401
Comprehensive income (loss) attributable to common stockholders	(27,356)	(18,653)	(10,451)	4,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2025 and June 30, 2025
(Unaudited)

					Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series C Preferred Stock
$ in thousands, except share amounts			Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	7,206,659	174,281	61,729,693	617	4,127,807	173	(3,572,149)	730,729
Net income (loss)	—	—	—	—	—	—	19,641	19,641
Other comprehensive income (loss)	—	—	—	—	—	616	—	616
Proceeds from issuance of common stock, net of offering costs	—	—	4,212,057	42	35,914	—	—	35,956
Stock awards	—	—	745	—	—	—	—	—
Repurchase and retirement of preferred stock	(90,146)	(2,180)	—	—	—	—	(11)	(2,191)
Common stock dividends	—	—	—	—	—	—	(22,420)	(22,420)
Preferred stock dividends	—	—	—	—	—	—	(3,341)	(3,341)
Amortization of equity-based compensation	—	—	—	—	176	—	—	176
Balance as of March 31, 2025	7,116,513	172,101	65,942,495	659	4,163,897	789	(3,578,280)	759,166
Net income (loss)	—	—	—	—	—	—	(23,327)	(23,327)
Other comprehensive income (loss)	—	—	—	—	—	(789)	—	(789)
Proceeds from issuance of common stock, net of offering costs	—	—	282,750	3	2,276	—	—	2,279
Stock awards	—	—	82,134	1	—	—	—	1
Repurchase and retirement of preferred stock	(96,803)	(2,341)	—	—	—	—	57	(2,284)
Common stock dividends	—	—	—	—	—	—	(22,545)	(22,545)
Preferred stock dividends	—	—	—	—	—	—	(3,297)	(3,297)
Amortization of equity-based compensation	—	—	—	—	172	—	—	172
Balance as of June 30, 2025	7,019,710	169,760	66,307,379	663	4,166,345	—	(3,627,392)	709,376

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

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
$ in thousands	2025	2024
Cash Flows from Operating Activities
Net income (loss)	(3,686)	15,656
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and (discounts), net	(3,392)	(6,719)
Realized and unrealized (gain) loss on derivative instruments, net	164,305	(32,865)
(Gain) loss on investments, net	(76,890)	111,365
Increase (decrease) in provision for credit losses	—	302
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	—	193
Other amortization	349	259
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	1,769	(1,783)
Increase (decrease) in operating liabilities	(22,475)	4,068
Net cash provided by (used in) operating activities	59,980	90,476
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(1,073,240)	(624,425)
Distributions from investments in unconsolidated ventures, net	—	307
Principal payments from mortgage-backed securities	233,995	153,021
Proceeds from sale of mortgage-backed securities	1,179,303	568,331
Proceeds from sale of U.S. Treasury securities	—	10,755
Settlement (termination) of swaps, TBAs and futures, net	(149,124)	26,338
Net change in due from counterparties and collateral held payable on derivative instruments	580	(1,279)
Net cash provided by (used in) investing activities	191,514	133,048
Cash Flows from Financing Activities
Proceeds from issuance of common stock	38,231	19,370
Repurchase of preferred stock	(4,475)	(7,806)
Proceeds from repurchase agreements	24,111,314	17,949,216
Principal repayments of repurchase agreements	(24,369,391)	(18,147,017)
Net change in due from counterparties and collateral held payable on repurchase agreements	6,238	(2,475)
Payments of dividends	(53,750)	(50,007)
Net cash provided by (used in) financing activities	(271,833)	(238,719)
Net change in cash, cash equivalents and restricted cash	(20,339)	(15,195)
Cash, cash equivalents and restricted cash, beginning of period	210,881	198,637
Cash, cash equivalents and restricted cash, end of period	190,542	183,442
Supplement Disclosure of Cash Flow Information
Interest paid	130,082	116,223
Non-cash Investing and Financing Activities Information
Dividends declared not paid	22,545	20,255
Unsettled receivables recorded within investment related receivable	—	9,020

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
As of June 30, 2025, we were invested in:
•residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively “Agency RMBS”); and
•commercial mortgage-backed securities (“CMBS”) that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac (collectively “Agency CMBS”).
During the periods presented in these condensed consolidated financial statements, we also invested in CMBS and RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency CMBS” and “non-Agency RMBS”, respectively), U.S. Treasury securities and a real estate-related financing arrangement in the form of an unconsolidated venture.
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

Note 3 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type as of June 30, 2025 and December 31, 2024.

As of June 30, 2025
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate pass-through	4,209,138	(42,246)	4,166,892	55,311	4,222,203	5.58%
Agency-CMO (2)	507,276	(443,291)	63,985	7,850	71,835	9.75%
Agency CMBS	898,526	(6,553)	891,973	(452)	891,521	4.62%
Total	5,614,940	(492,090)	5,122,850	62,709	5,185,559	5.46%
(1)Period-end weighted average yield is based on amortized cost as of June 30, 2025 and incorporates future prepayment and loss assumptions when appropriate. Total represents period-end weighted average yield of all mortgage-backed securities.
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
(2)All Agency-CMO are Agency IO.
(3)Non-Agency RMBS is 66.4% fixed rate, 33.0% variable rate and 0.6% floating rate based on fair value. Coupon payments on variable rate investments are based upon changes in the underlying hybrid adjustable-rate mortgage loan coupons, while coupon payments on floating rate investments are based upon a spread to a reference index.
(4)Of the total discount in non-Agency RMBS, $2.1 million is non-accretable calculated using the principal/notional balance and based on estimated future cash flows of the securities.
(5)Non-Agency RMBS includes non-Agency IO which represent 96.7% of principal/notional balance, 34.2% of amortized cost and 31.0% of fair value.

We have elected the fair value option for all of our MBS held as of June 30, 2025. We believe the fair value option election more appropriately reflects the results of our operations because MBS fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments. The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of December 31, 2024.

	As of
	December 31, 2024
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
30 year fixed-rate pass-through	—	4,541,525	4,541,525
Agency-CMO	—	70,776	70,776
Agency CMBS	—	816,147	816,147
Non-Agency CMBS	9,836	—	9,836
Non-Agency RMBS	5,114	2,110	7,224
Total	14,950	5,430,558	5,445,508
The components of the carrying value of our MBS portfolio as of June 30, 2025 and December 31, 2024 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our condensed consolidated balance sheets, was $23.5 million as of June 30, 2025 (December 31, 2024: $24.9 million).

	As of
	June 30, 2025			December 31, 2024
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	5,107,664	507,276	5,614,940	5,491,175	769,829	6,261,004
Unamortized premium	32,079	—	32,079	19,651	—	19,651
Unamortized discount	(80,878)	(443,291)	(524,169)	(116,744)	(700,102)	(816,846)
Allowance for credit losses	—	—	—	(654)	—	(654)
Gross unrealized gains (1)	64,848	8,105	72,953	22,443	5,817	28,260
Gross unrealized losses (1)	(9,989)	(255)	(10,244)	(43,376)	(2,531)	(45,907)
Fair value	5,113,724	71,835	5,185,559	5,372,495	73,013	5,445,508
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as gains (losses) for available-for-sale securities which are recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three and six months ended June 30, 2025 and 2024 is provided below in this Note 3.
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of June 30, 2025 and December 31, 2024.

	As of
$ in thousands	June 30, 2025	December 31, 2024
Greater than one year and less than five years	532,275	10,045
Greater than or equal to five years	4,653,284	5,435,463
Total	5,185,559	5,445,508

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024.
As of June 30, 2025

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate pass-through	668,419	(1,387)	9	—	—	—	668,419	(1,387)	9
Agency-CMO	4,124	(1)	1	1,553	(254)	1	5,677	(255)	2
Agency CMBS	446,539	(8,602)	19	—	—	—	446,539	(8,602)	19
Total (1)	1,119,082	(9,990)	29	1,553	(254)	1	1,120,635	(10,244)	30
(1)Fair value option has been elected for all securities in an unrealized loss position.
As of December 31, 2024

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate pass-through (1)	2,251,552	(18,897)	29	—	—	—	2,251,552	(18,897)	29
Agency-CMO (1)	—	—	—	18,909	(2,300)	5	18,909	(2,300)	5
Agency CMBS (1)	792,031	(23,949)	49	—	—	—	792,031	(23,949)	49
Non-Agency CMBS (2)	9,836	(510)	1	—	—	—	9,836	(510)	1
Non-Agency RMBS (3)	—	—	—	1,322	(251)	9	1,322	(251)	9
Total	3,053,419	(43,356)	79	20,231	(2,551)	14	3,073,650	(45,907)	93
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

We were required to evaluate our available-for-sale MBS for credit losses. During the three and six months ended June 30, 2025, we sold our remaining available-for-sale MBS for cash proceeds of $4.9 million and $15.1 million, respectively, and recognized net gains upon sale of $518,000 and $402,000, respectively. The following table presents a roll-forward of our allowance for credit losses.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Beginning allowance for credit losses	—	(359)	(654)	(320)
Additional (increases) decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	(263)	—	(302)
Reductions for securities sold	—	—	654	—
Ending allowance for credit losses	—	(622)	—	(622)

The following table summarizes the components of our total gain (loss) on investments, net for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Gross realized gains on sale of MBS	4,247	—	5,170	148
Gross realized losses on sale of MBS	(2,420)	(6,529)	(8,809)	(9,899)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(7,095)	(38,683)	80,529	(101,156)
Net unrealized gains (losses) on U.S. Treasury securities	—	—	—	(372)
Net realized gains (losses) on U.S. Treasury securities	—	—	—	(86)
Total gain (loss) on investments, net	(5,268)	(45,212)	76,890	(111,365)
The following tables present components of interest income recognized for the three and six months ended June 30, 2025 and 2024.
For the three months ended June 30, 2025

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	60,597	(521)	60,076
Agency CMBS	10,164	114	10,278
Non-Agency RMBS	47	51	98
Other (inclusive of interest earned on cash balances)	172	—	172
Total interest income	70,980	(356)	70,624
For the three months ended June 30, 2024

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	61,248	1,595	62,843
Agency CMBS	4,256	165	4,421
Non-Agency CMBS	126	130	256
Non-Agency RMBS	274	(110)	164
Other (inclusive of interest earned on cash balances)	344	—	344
Total interest income	66,248	1,780	68,028

For the six months ended June 30, 2025

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	123,864	(341)	123,523
Agency CMBS	20,041	209	20,250
Non-Agency CMBS	77	—	77
Non-Agency RMBS	296	(12)	284
Other (inclusive of interest earned on cash balances)	336	—	336
Total interest income	144,614	(144)	144,470
For the six months ended June 30, 2024

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	127,377	2,732	130,109
Agency CMBS	4,760	170	4,930
Non-Agency CMBS	251	257	508
Non-Agency RMBS	554	(235)	319
U.S. Treasury Securities	22	(1)	21
Other (inclusive of interest earned on cash balances)	724	—	724
Total interest income	133,688	2,923	136,611

Note 4 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. Our repurchase agreements bear interest at a contractually agreed upon rate and generally have maturities ranging from one to six months. We account for our repurchase agreements as secured borrowings since we maintain effective control of the financed assets. Our repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of June 30, 2025.
The following tables summarize certain characteristics of our borrowings as of June 30, 2025 and December 31, 2024. Refer to Note 5 - "Collateral Positions" for collateral pledged and held under our repurchase agreements.

	As of
$ in thousands	June 30, 2025			December 31, 2024
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Repurchase Agreements - Agency RMBS	3,798,981	4.48%	24	4,112,219	4.80%	29
Repurchase Agreements - Agency CMBS	836,900	4.48%	26	781,739	4.77%	32
Total Borrowings	4,635,881	4.48%	24	4,893,958	4.80%	29

Note 5 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements and derivative instruments as of June 30, 2025 and December 31, 2024. Refer to Note 2 - “Summary of Significant Accounting Policies - Fair Value Measurements” of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of how we determine fair value. Agency RMBS and Agency CMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps and futures contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on to-be-announced securities forward contracts (“TBAs”) accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of June 30, 2025 and December 31, 2024, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	June 30, 2025	December 31, 2024
Repurchase Agreements:
Agency RMBS	3,991,138	4,323,626
Agency CMBS	891,521	805,860
Total repurchase agreements collateral pledged	4,882,659	5,129,486
Derivative Instruments:
Cash	—	580
Restricted cash	131,146	137,478
Total derivative instruments collateral pledged	131,146	138,058

Total Collateral Pledged:
Mortgage-backed securities	4,882,659	5,129,486
Cash	—	580
Restricted cash	131,146	137,478
Total Collateral Pledged	5,013,805	5,267,544

	As of
Collateral Held	June 30, 2025	December 31, 2024
Repurchase Agreements:
Cash	6,238	—
Non-cash collateral	13,863	—
Total repurchase agreements collateral held	20,101	—
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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 105% as of June 30, 2025 (December 31, 2024: 105%) based on the fair value of the securities as reported in our condensed consolidated balance sheets.
Interest Rate Swaps
As of June 30, 2025 and December 31, 2024, all of our interest rate swaps were centrally cleared by a registered clearing organization such as the Chicago Mercantile Exchange (“CME”) through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
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
Note 6 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2025.

$ in thousands	Notional Amount as of December 31, 2024	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2025
Interest Rate Swaps	3,265,000	725,000	(485,000)	3,505,000
Futures Contracts	1,402,000	2,927,000	(3,499,000)	830,000
TBA Purchase Contracts	100,000	2,556,700	(2,656,700)	—
TBA Sale Contracts	(100,000)	(2,556,700)	2,656,700	—
Total	4,667,000	3,652,000	(3,984,000)	4,335,000
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
As of June 30, 2025 and December 31, 2024, we had interest rate swaps whereby we pay interest at a fixed rate and receive floating interest based on the secured overnight financing rate (“SOFR”) with the following maturities outstanding.

$ in thousands	As of June 30, 2025
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,380,000	0.31%	4.45%	2.0
3 to 5 years	375,000	0.39%	4.45%	3.8
5 to 7 years	750,000	0.57%	4.45%	5.3
7 to 10 years	555,000	4.14%	4.45%	9.6
Greater than 10 years	445,000	1.99%	4.45%	19.3
Total	3,505,000	1.19%	4.45%	6.3

$ in thousands	As of December 31, 2024
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,730,000	1.06%	4.49%	2.2
3 to 5 years	375,000	0.39%	4.49%	4.3
5 to 7 years	750,000	0.57%	4.49%	5.8
Greater than 10 years	410,000	1.83%	4.49%	18.9
Total	3,265,000	0.97%	4.49%	5.3
Futures Contracts
We use futures contracts to help mitigate the potential impact of changes in interest rates on our performance. The table below presents certain details of our futures contracts as of June 30, 2025 and December 31, 2024.

	As of
	June 30, 2025	December 31, 2024
$ in thousands	Notional Amount - Short	Notional Amount - Short
10 year U.S. Treasury futures	360,000	136,000
Ultra 10 year U.S. Treasury futures	280,000	1,057,000
30 year U.S. Treasury futures	190,000	209,000
Total	830,000	1,402,000
TBAs
TBAs are forward contracts for the purchase or sale of Agency RMBS that specify the price, issuer, term and coupon of the securities to be delivered, but the actual securities are not identified until shortly before the TBA settlement date. Our primary use of TBAs that we do not intend to physically settle has been in long positions as an alternative means of investing in and financing Agency RMBS. During the second quarter of 2025, we used short positions in TBAs to manage risk and economically hedge a portion of our exposure to changes in Agency RMBS valuations.
The tables below presents certain characteristics of our TBAs accounted for as derivatives as of December 31, 2024. We did not have any TBAs outstanding as of June 30, 2025.

$ in thousands	As of December 31, 2024
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value - Asset (Liability) (1)
TBA Purchase Contracts	100,000	99,800	99,173	(627)
TBA Sale Contracts	(100,000)	(99,194)	(99,173)	21
Net TBA Derivatives	—	606	—	(606)
(1)Derivative assets and derivative liabilities related to TBAs are presented gross on the condensed consolidated balance sheets.

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheets
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of			As of
	June 30, 2025	December 31, 2024		June 30, 2025	December 31, 2024
Balance Sheets	Fair Value	Fair Value	Balance Sheets	Fair Value	Fair Value
Interest Rate Swaps Asset	—	1,549	Interest Rate Swaps Liability	6,394	—
Futures Contracts	—	3,463	Futures Contracts	4,381	—
TBAs	—	21	TBAs	—	627
Total Derivative Assets	—	5,033	Total Derivative Liabilities	10,775	627

The following tables summarize the effect of interest rate swaps, futures contracts and TBAs reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

$ in thousands	Three Months Ended June 30, 2025
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(36,316)	28,631	(8,485)	(16,170)
Futures Contracts	(9,834)	—	(3,672)	(13,506)
TBAs	(1,458)	—	218	(1,240)
Total	(47,608)	28,631	(11,939)	(30,916)

$ in thousands	Three Months Ended June 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(22,871)	43,271	8,860	29,260
TBAs	527	—	(1,525)	(998)
Total	(22,344)	43,271	7,335	28,262

$ in thousands	Six Months Ended June 30, 2025
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(112,575)	56,710	(7,943)	(63,808)
Futures Contracts	(38,516)	—	(7,844)	(46,360)
TBAs	1,967	—	606	2,573
Total	(149,124)	56,710	(15,181)	(107,595)

$ in thousands	Six Months Ended June 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	25,811	88,558	8,052	122,421
TBAs	527	—	(1,525)	(998)
Total	26,338	88,558	6,527	121,423

Note 7 – Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset under master netting arrangements (or similar agreements) in the event of default or in the event of bankruptcy of either party to the transactions. Assets and liabilities subject to such arrangements are presented on a gross basis on the condensed consolidated balance sheets.
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The daily variation margin payments for centrally cleared interest rate swaps and futures contracts are characterized as settlement of the derivative itself rather than collateral. Our derivative liabilities of $6.4 million and $4.4 million related to centrally cleared interest rate swaps and futures contracts, respectively, as of June 30, 2025 (December 31, 2024: assets of $1.5 million and $3.5 million related to centrally cleared interest rate swaps and futures contracts, respectively) are not included in the table below as a result of this characterization of daily variation margin.
As of June 30, 2025

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Repurchase Agreements (1)	(4,635,881)	—	(4,635,881)	4,635,881	—	—
Total Liabilities	(4,635,881)	—	(4,635,881)	4,635,881	—	—
As of December 31, 2024

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (2) (3)	21	—	21	—	—	21
Total Assets	21	—	21	—	—	21

Liabilities
Derivatives (2) (3)	(627)	—	(627)	—	580	(47)
Repurchase Agreements (1)	(4,893,958)	—	(4,893,958)	4,893,958	—	—
Total Liabilities	(4,894,585)	—	(4,894,585)	4,893,958	580	(47)
(1)The fair value of securities pledged against our borrowings under repurchase agreements was $4.9 billion as of June 30, 2025 (December 31, 2024: $5.1 billion). We held $6.2 million of cash collateral under repurchase agreements as of June 30, 2025 (December 31, 2024: none). Gross amounts not offset are limited to the net amount of repurchase agreement liabilities presented sufficient to reduce the net amount to zero for each counterparty. Accordingly, cash collateral held under repurchase agreements is not shown in the table above, but the obligation to return the cash collateral is separately reported within collateral held payable on the condensed consolidated balance sheets.
(2)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(3)Cash collateral pledged by us on our derivatives was $131.1 million as of June 30, 2025 (December 31, 2024: $138.1 million) of which $131.1 million relates to initial margin pledged on centrally cleared interest rate swaps and futures contracts (December 31, 2024: $137.5 million). Centrally cleared interest rate swaps and futures contracts are excluded from the tables above. We held no cash collateral on our derivatives as of June 30, 2025 or December 31, 2024.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	As of June 30, 2025
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,185,559	—	5,185,559
Total assets	—	5,185,559	—	5,185,559
Liabilities:
Derivative liabilities (2)	4,381	6,394	—	10,775
Total liabilities	4,381	6,394	—	10,775

	As of December 31, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,445,508	—	5,445,508
Derivative assets (2)	3,463	1,570	—	5,033
Total assets	3,463	5,447,078	—	5,450,541
Liabilities:
Derivative liabilities (2)	—	627	—	627
Total liabilities	—	627	—	627
(1)For more detail about the fair value of our MBS, refer to Note 3 - “Mortgage-Backed Securities”.
(2)Derivative assets and derivative liabilities include futures contracts as Level 1 measurements and interest rate swaps and TBAs as Level 2 measurements.
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

	As of
	June 30, 2025		December 31, 2024
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities
Repurchase agreements	4,635,881	4,635,851	4,893,958	4,895,017
Total	4,635,881	4,635,851	4,893,958	4,895,017
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

Note 9 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. The costs of support personnel provided by our Manager for the three and six months ended June 30, 2025 reimbursed or reimbursable by us were $257,000 and $550,000, respectively (June 30, 2024: $339,000 and $570,000, respectively).
When cash collateral is received from counterparties under repurchase agreement borrowings, it is generally invested in a money market fund for which our Manager serves as the investment adviser. These investments are included in cash and cash equivalents and the liability to return the collateral is included in collateral held payable on our condensed consolidated balance sheets.
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
The following table summarizes the costs incurred on our behalf by our Manager during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Incurred costs, prepaid or expensed	1,051	1,409	2,691	2,888
Total incurred costs, originally paid by our Manager	1,051	1,409	2,691	2,888
Note 10 – Stockholders’ Equity
Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and six months ended June 30, 2025, we repurchased and retired 96,803 and 186,949 shares of Series C Preferred Stock, respectively. During the three and six months ended June 30, 2024, we repurchased and retired 44,661 and 138,008 shares of Series B Preferred Stock, respectively, and 105,492 and 201,409 shares of Series C Preferred Stock, respectively. We redeemed all outstanding shares of our Series B Preferred Stock in December 2024. As of June 30, 2025, we had authority to repurchase 519,710 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.
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

Common Stock
As of June 30, 2025, we had 6,600,754 shares of our common stock remaining available for sale from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). The table below shows sales of our common stock under equity distribution agreements during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
Shares in ones, $ in thousands	2025	2024	2025	2024
Shares sold	282,750	1,761,155	4,494,807	2,126,993
Cash proceeds, net of fees paid to placement agents	2,163	16,059	38,231	19,378
Fees paid to placement agents	27	204	484	246
During the three and six months ended June 30, 2025 and 2024, we did not repurchase any shares of our common stock. As of June 30, 2025, we had authority to repurchase 1,816,359 shares of our common stock through our common stock share repurchase program.
Accumulated Other Comprehensive Income
Our accumulated other comprehensive income and other comprehensive income (loss) related to gains and losses on MBS that were not accounted for under the fair value option. Gains and losses on MBS that are accounted for under the fair value option are recorded on our condensed consolidated statements of operations within “Gain (loss) on investments, net”.
Dividends
The table below summarizes the dividends we declared during the six months ended June 30, 2025 and 2024.

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2024
May 7, 2024	0.4844	2,058	June 27, 2024
February 21, 2024	0.4844	2,086	March 27, 2024

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2025
May 6, 2025	0.46875	3,297	June 27, 2025
February 19, 2025	0.46875	3,341	March 27, 2025
2024
May 7, 2024	0.46875	3,450	June 27, 2024
February 21, 2024	0.46875	3,499	March 27, 2024

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2025
June 24, 2025	0.34	22,545	July 25, 2025
March 25, 2025	0.34	22,420	April 25, 2025
2024
June 24, 2024	0.40	20,255	July 26, 2024
March 26, 2024	0.40	19,530	April 26, 2024

Note 11 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three and six months ended June 30, 2025 and 2024 is computed as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2025	2024	2025	2024
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	(26,567)	(18,766)	(10,278)	4,964

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	66,006	49,365	64,434	48,949
Effect of dilutive securities:
Restricted stock awards	—	—	—	1
Dilutive Shares	66,006	49,365	64,434	48,950
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.40)	(0.38)	(0.16)	0.10
Diluted	(0.40)	(0.38)	(0.16)	0.10
The following potential weighted average common shares were excluded from diluted earnings per share for the three and six months ended June 30, 2025 as the effect would be antidilutive: 48 and 1,069 for restricted stock awards, respectively (three months ended June 30, 2024: 822 for restricted stock awards).
Note 12 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of June 30, 2025, we were not aware of any reported or unreported contingencies.
Note 13 – Subsequent Events
Dividends
On August 7, 2025, we declared a Series C Preferred Stock dividend of $0.46875 per share payable on September 29, 2025 to our stockholders of record as of September 5, 2025.

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
As of June 30, 2025, we were invested in:
•residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) (collectively “Agency RMBS”); and
•commercial mortgage-backed securities (“CMBS”) that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Freddie Mac or Fannie Mae (collectively “Agency CMBS”).
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

Market Conditions and Impacts
Macroeconomic factors that affect our business include inflation, economic growth, employment conditions, interest rates, interest rate volatility, fiscal and monetary policy, public policy, financial conditions, spread premiums, residential and commercial real estate prices, credit availability, the health of the banking system, consumer personal income and spending and corporate earnings. Of these macroeconomic factors, financial conditions, inflation, employment conditions, monetary policy, public policy, interest rates and interest rate volatility had the most direct impacts on our performance and financial condition during the second quarter of 2025.
Financial conditions were quite volatile during the second quarter. They tightened sharply in the first week of April following the initial tariff announcements on April 2nd, which triggered a broad repricing across risk markets. Despite the early turbulence, financial conditions ended the quarter modestly accommodative, supported by the subsequent delay in tariff implementation. Equity markets, which experienced declines of over 10% in the immediate aftermath of April 2nd, rebounded strongly. The S&P 500 finished the quarter up 10.6%, while the NASDAQ posted a gain of 17.7%. Credit markets followed a similar trajectory, with spreads in investment grade, high yield and emerging market debt all widening materially in early April before tightening by quarter end.
Inflation remained relatively stable during the quarter, though it continued to exceed the Federal Reserve’s 2% target. The headline consumer price index (“CPI”) rose to 2.7%, up from 2.4% at the end of March. Core CPI, which excludes food and energy, increased modestly to 2.9% year-over-year, compared to 2.8% previously. Despite these increases, investor expectations for future inflation declined, reflecting concerns about the potential impact of fiscal and trade policies on long-term economic growth. Breakeven rates on Treasury inflation-protected securities moved lower during the quarter. The two-year breakeven fell to 2.5% from 3.3%, while the five-year breakeven declined to 2.3% from 2.6%. Meanwhile, labor market data pointed to continued stability. After revisions, the economy added an average of 64,000 jobs per month during the second quarter, down from an average of 111,000 jobs in the first quarter. The headline unemployment rate decreased slightly during the second quarter, dropping to 4.1% from 4.2%.
Prior to the revisions to the employment data, stable employment data and declining recession risks led to a moderation in market expectations for near-term monetary policy action. Federal Funds futures market expectations at the end of June 2025 reflected expectations for an additional 50 to 75 basis points of rate cuts by year end, down from 100 basis points at the end of April. Quantitative tightening continued at a slower pace in the second quarter, as the Federal Reserve reduced the monthly runoff of U.S. Treasuries on its balance sheet to $5 billion, down from $25 billion, while maintaining the $35 billion cap on Agency MBS runoff.
Interest rates declined across the front end of the Treasury yield curve during the second quarter, while long-end rates moved higher. This reflected market expectations for more accommodative policy from the FOMC, alongside concerns about a potential increase in Treasury issuance over the coming years. The yield on the two-year Treasury fell 19 basis points to 3.72%, the five-year Treasury yield declined 19 basis points to 3.79% and the yield on the ten-year Treasury decreased 1 basis point to 4.23%. In contrast, the yield on the 30-year Treasury increased 16 basis points to 4.77%. Interest rate volatility spiked in early April as the market digested the potential impact of the April 2nd tariff announcements but quickly subsided. By quarter end, both long and short-dated volatility had declined.
As a result of the spike in interest rate volatility and broad selloff in risk assets, Agency RMBS sharply underperformed Treasuries in early April. However, the 90-day pause in tariff implementation announced on April 9th provided support for financial markets, benefiting the Agency MBS sector. Performance was relatively consistent across the 30-year conventional coupon stack, with coupons ranging from 2.5% to 6.5%, outperforming their Treasury hedges by 20 to 30 basis points. Supply and demand technicals for higher coupon Agency RMBS were supportive despite muted demand from banks and overseas investors. A modest seasonal uptick in origination activity was more than offset by strong inflows into fixed income funds, with money managers allocating a significant portion of these flows to the sector given its attractive relative value. Prepayment speeds increased during the quarter due to the combination of higher refinancing activity related to the decline in mortgage rates earlier in the year and the seasonal increase in housing turnover. However, premiums on specified pool collateral were largely unchanged during the quarter with mortgage rates relatively stable since March. Agency CMBS risk premiums increased with broader financial markets during April before improving in May and June.

Market Rates

	As of
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	One Quarter Change	One Year Change
Interest Rates
Effective Federal Funds Rate	4.33%	4.33%	4.33%	4.83%	5.33%	—%	(1.00)%
One-month SOFR	4.34%	4.32%	4.33%	4.86%	5.34%	0.02%	(1.00)%

2 Year Treasury	3.72%	3.91%	4.25%	3.65%	4.72%	(0.19)%	(1.00)%
5 Year Treasury	3.79%	3.98%	4.39%	3.58%	4.33%	(0.19)%	(0.54)%
10 Year Treasury	4.23%	4.24%	4.58%	3.80%	4.34%	(0.01)%	(0.11)%
30 Year Treasury	4.77%	4.61%	4.78%	4.13%	4.50%	0.16%	0.27%

	As of
(in basis points)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	One Quarter Change	One Year Change
Swap Spreads (1)
2 Year	(23)	(17)	(16)	(20)	(15)	(6)	(8)
5 Year	(37)	(31)	(34)	(31)	(28)	(6)	(9)
10 Year	(54)	(45)	(50)	(47)	(42)	(9)	(12)
30 Year	(87)	(79)	(85)	(82)	(80)	(8)	(7)

30 Year Mortgage Spreads vs. 5/10 Year Treasury Blend (2)
FNMA 2.0%	91	76	65	72	61	15	30
FNMA 2.5%	97	86	74	82	73	11	24
FNMA 3.0%	98	88	77	85	79	10	19
FNMA 3.5%	99	89	78	87	83	10	16
FNMA 4.0%	99	87	76	95	93	12	6
FNMA 4.5%	114	105	91	109	100	9	14
FNMA 5.0%	130	122	108	132	116	8	14
FNMA 5.5%	149	142	126	143	138	7	11
FNMA 6.0%	160	146	140	129	158	14	2
FNMA 6.5%	127	118	135	109	164	9	(37)

10 Year Agency CMBS Spreads vs. Treasuries (3)
FHLMC K	41	45	45	48	49	(4)	(8)
FNMA DUS	47	49	47	58	54	(2)	(7)
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

Outlook
We remain cautious on the near-term outlook for Agency RMBS, reflecting our belief that elevated near-term uncertainty regarding trade, fiscal and monetary policy warrants a modestly more defensive posture. However, our long-term outlook for Agency RMBS is favorable, as we expect demand to improve in higher coupons given attractive valuations, continued stabilization in interest rate volatility and a steeper yield curve. Lastly, we remain positive on Agency CMBS as limited issuance, strong fundamental performance and stable cash flow profiles should provide favorable support for this sector.

Investment Activities
The table below shows the composition of our investment portfolio as of June 30, 2025, December 31, 2024 and June 30, 2024.

	As of
$ in thousands	June 30, 2025	December 31, 2024	June 30, 2024
Agency RMBS:
30 year fixed-rate pass-through, at fair value	4,222,203	4,541,525	4,359,796
Agency CMO, at fair value	71,835	70,776	74,711
Agency CMBS, at fair value	891,521	816,147	384,593
Non-Agency CMBS, at fair value	—	9,836	10,264
Non-Agency RMBS, at fair value	—	7,224	7,463
Subtotal	5,185,559	5,445,508	4,836,827
TBAs, at implied market value (1)	—	—	198,420
Total investment portfolio	5,185,559	5,445,508	5,035,247
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
As of June 30, 2025, our holdings of 30 year fixed-rate Agency RMBS represented approximately 81% of our total investment portfolio versus 83% as of December 31, 2024 and 87% as of June 30, 2024. Our 30 year fixed-rate Agency RMBS holdings as of June 30, 2025, December 31, 2024 and June 30, 2024 consisted of specified pools with coupon distributions as shown in the table below.

	As of
	June 30, 2025			December 31, 2024			June 30, 2024
$ in thousands	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield
4.0%	—	—%	—%	369,321	8.1%	4.67%	562,192	12.9%	4.66%
4.5%	640,423	15.2%	4.95%	658,218	14.5%	4.95%	868,511	19.9%	4.95%
5.0%	967,373	22.9%	5.32%	836,197	18.4%	5.35%	876,344	20.1%	5.35%
5.5%	1,035,347	24.5%	5.58%	1,196,335	26.3%	5.59%	965,700	22.2%	5.59%
6.0%	1,259,271	29.8%	5.95%	1,481,454	32.7%	5.97%	1,087,049	24.9%	6.02%
6.5%	319,789	7.6%	6.16%	—	—%	—%	—	—	—%
Total 30 year fixed-rate Agency RMBS	4,222,203	100.0%	5.58%	4,541,525	100.0%	5.50%	4,359,796	100.0%	5.40%

Our holdings of Agency RMBS are primarily focused on specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. The table below shows the specified pool characteristics of our 30 year fixed-rate Agency RMBS holdings as of June 30, 2025, December 31, 2024 and June 30, 2024.

	As of
	June 30, 2025		December 31, 2024		June 30, 2024
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
Specified pool characteristic:
Geographic location	740,231	17.5%	741,428	16.3%	936,740	21.4%
Loan balance	1,754,563	41.6%	1,961,771	43.2%	1,887,911	43.3%
High loan-to-value ratio	282,633	6.7%	509,459	11.2%	368,659	8.5%
Low credit score	1,386,976	32.8%	1,328,867	29.3%	1,166,486	26.8%
Investment property	57,800	1.4%	—	—%	—	—%
Total 30 year fixed-rate Agency RMBS	4,222,203	100.0%	4,541,525	100.0%	4,359,796	100.0%
As of June 30, 2025, our holdings of Agency CMBS represented approximately 17% of our total investment portfolio versus 15% as of December 31, 2024 and 8% as of June 30, 2024. Our Agency CMBS benefit from prepayment protection characteristics and have an attractive return profile. Further, the hedging costs related to these holdings are economical as they are less sensitive to interest rate risk given prepayment protection and scheduled balloon maturity payments. As of June 30, 2025, approximately 81% of our Agency CMBS were Fannie Mae DUS and 19% were Freddie Mac Multifamily Participation Certificates.
We sold our remaining investments in non-Agency securities during 2025. As of December 31, 2024 and June 30, 2024, our holdings of non-Agency securities represented less than 1% of our total investment portfolio.
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

$ in thousands	Collateralized borrowings under repurchase agreements
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
June 30, 2024	4,260,475	4,251,953	4,269,254
September 30, 2024	5,184,885	5,004,504	5,184,885
December 31, 2024	4,893,958	4,865,582	4,943,054
March 31, 2025	5,354,561	4,930,237	5,354,561
June 30, 2025	4,635,881	4,577,566	4,635,881
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
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the six months ended June 30, 2025, we entered into interest rate swaps with a notional amount of $725.0 million and terminated existing interest rate swaps with a notional amount of $485.0 million.

We also use futures contracts as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. During the six months ended June 30, 2025, we entered into futures contracts with a notional amount of $2.9 billion and terminated existing futures contracts with a notional amount of $3.5 billion.
Daily variation margin for interest rate swaps and futures contracts is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statement of operations.
Additionally, we have used and may in the future use short positions in TBAs to manage risk and economically hedge a portion of our exposure to changes in Agency RMBS valuations.
Capital Activities
As of June 30, 2025, we had 6,600,754 shares of our common stock remaining available for sale from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. The table below shows sales of our common stock under equity distribution agreements during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
Shares in ones, $ in thousands	2025	2024	2025	2024
Shares sold	282,750	1,761,155	4,494,807	2,126,993
Cash proceeds, net of fees paid to placement agents	2,163	16,059	38,231	19,378
Fees paid to placement agents	27	204	484	246
For information on dividends declared during the six months ended June 30, 2025 and 2024, see Note 10 - "Stockholders' Equity" of our condensed consolidated financial statements in Part I. Item 1 of this report on Form 10-Q.
During the six months ended June 30, 2025, we did not repurchase any shares of our common stock.
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and six months ended June 30, 2025, we repurchased and retired 96,803 and 186,949 and shares of Series C Preferred Stock, respectively. During the three and six months ended June 30, 2024, we repurchased and retired 44,661 and 138,008 shares of Series B Preferred Stock, respectively, and 105,492 and 201,409 shares of Series C Preferred Stock, respectively. We redeemed all outstanding shares of our Series B Preferred Stock in December 2024. As of June 30, 2025, we had authority to repurchase 519,710 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.
Book Value per Common Share
We calculate book value per common share as follows.

	As of
In thousands except per share amounts	June 30, 2025	December 31, 2024
Numerator (adjusted equity):
Total equity	709,376	730,729
Less: Liquidation preference of Series C Preferred Stock	(175,493)	(180,166)
Total adjusted equity	533,883	550,563

Denominator (number of shares):
Common stock outstanding	66,307	61,730

Book value per common share	8.05	8.92
Our book value per common share decreased 9.8% as of June 30, 2025 compared to December 31, 2024. The decrease in our book value per common share was primarily due to losses on derivative instruments, dividends declared and expenses, which were partially offset by net interest income and gains on investments. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our most recent Form 10-K for the year ended December 31, 2024.
Recent Accounting Standards
None.

Results of Operations
The table below presents information from our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share data	2025	2024	2025	2024

Interest income	70,624	68,028	144,470	136,611
Interest expense	52,895	59,393	107,920	120,973
Net interest income	17,729	8,635	36,550	15,638
Other income (loss)
Gain (loss) on investments, net	(5,268)	(45,212)	76,890	(111,365)
(Increase) decrease in provision for credit losses	—	(263)	—	(302)
Equity in earnings (losses) of unconsolidated ventures	—	—	—	(193)
Gain (loss) on derivative instruments, net	(30,916)	28,262	(107,595)	121,423
Total other income (loss)	(36,184)	(17,213)	(30,705)	9,563
Expenses
Management fee – related party	2,831	2,945	5,827	5,806
General and administrative	2,041	1,943	3,704	3,739
Total expenses	4,872	4,888	9,531	9,545
Net income (loss)	(23,327)	(13,466)	(3,686)	15,656
Dividends to preferred stockholders	(3,297)	(5,508)	(6,638)	(11,093)
Gain (loss) on repurchase and retirement of preferred stock	57	208	46	401
Net income (loss) attributable to common stockholders	(26,567)	(18,766)	(10,278)	4,964
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	(0.40)	(0.38)	(0.16)	0.10
Diluted	(0.40)	(0.38)	(0.16)	0.10
Weighted average number of shares of common stock:
Basic	66,006,135	49,364,751	64,433,710	48,948,591
Diluted	66,006,135	49,364,751	64,433,710	48,949,615

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Average earning assets (1)	5,078,921	4,847,125	5,249,787	4,909,684
Average earning asset yields (2)	5.56%	5.61%	5.50%	5.56%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Total average earning assets increased $231.8 million and $340.1 million for the three and six months ended June 30, 2025 compared to the same periods in 2024, respectively. Changes in our average earning assets are a factor of our total stockholders' equity and our desired leverage levels.
Average earning asset yields decreased 5 basis points and 6 basis points for the three and six months ended June 30, 2025 compared to the same periods in 2024, respectively. Changes in our average earning asset yields are driven by the composition of our investments, amortized cost of our securities and prepayment rates.
Our interest income includes coupon interest and net (premium amortization) discount accretion as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Interest Income
Coupon interest	70,980	66,248	144,614	133,688
Net (premium amortization) discount accretion	(356)	1,780	(144)	2,923
Total interest income	70,624	68,028	144,470	136,611
Our interest income increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 due to higher average earning assets.
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

The following table presents net (premium amortization) discount accretion recognized for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Agency RMBS	(521)	1,595	(341)	2,732
Agency CMBS	114	165	209	170
Non-Agency CMBS	—	130	—	257
Non-Agency RMBS	51	(110)	(12)	(235)
U.S. Treasury Securities	—	—	—	(1)
Net (premium amortization) discount accretion	(356)	1,780	(144)	2,923

Net premium amortization was $356,000 for the three months ended June 30, 2025 compared to net discount accretion of $1.8 million for the same period in 2024. Net premium amortization was $144,000 for the six months ended June 30, 2025 compared to net discount accretion of $2.9 million for the same period in 2024. The change in net (premium amortization) discount accretion for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily a result of repositioning a portion of our investment portfolio into higher coupon securities that have higher amortized costs relative to principal value.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents information related to our borrowings and cost of funds for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Total average borrowings (1)	4,577,566	4,251,953	4,752,927	4,335,855
Maximum borrowings during the period (2)	4,635,881	4,269,254	5,354,561	4,531,261
Cost of funds (3)	4.62%	5.59%	4.54%	5.58%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.
Total average borrowings increased $325.6 million and $417.1 million for the three and six months ended June 30, 2025 compared to the same periods in 2024, respectively. Changes in our average borrowings are a factor of our total stockholders' equity and our desired leverage levels.
Our average cost of funds decreased 97 basis points and 104 basis points for the three and six months ended June 30, 2025 compared to the same periods in 2024, respectively. Changes in our costs of funds are substantially driven by the Federal Funds target rate, which the FOMC lowered from a range of 5.25% to 5.50% as of January 1, 2024 to 4.25% to 4.50% as of June 30, 2025.
The table below presents the components of interest expense for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Interest Expense
Interest expense on repurchase agreement borrowings	52,895	59,393	107,920	120,973
Total interest expense	52,895	59,393	107,920	120,973
Our interest expense decreased $6.5 million and $13.1 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 due to a lower cost of funds, which was partially offset by an increase in average borrowings.

Net Interest Income
The table below presents the components of net interest income for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Interest income	70,624	68,028	144,470	136,611
Interest expense	52,895	59,393	107,920	120,973
Net interest income	17,729	8,635	36,550	15,638
Net interest rate margin	0.94%	0.02%	0.96%	(0.02)%
Our net interest income, which equals total interest income less total interest expense, and our net interest rate margin, which equals the yield on our average earning assets for the period less the average cost of funds, increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 due to a lower cost of funds. Our cost of funds is generally more sensitive to changes in interest rates than the yield on our investment portfolio, which is largely comprised of 30 year fixed-rate Agency RMBS.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Net realized gains (losses) on sale of MBS	1,827	(6,529)	(3,639)	(9,751)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(7,095)	(38,683)	80,529	(101,156)
Net unrealized gains (losses) on U.S. Treasury securities	—	—	—	(372)
Net realized gains (losses) on U.S. Treasury securities	—	—	—	(86)
Total gain (loss) on investments, net	(5,268)	(45,212)	76,890	(111,365)
During the three and six months ended June 30, 2025, we sold MBS and realized net gains of $1.8 million and net losses of $3.6 million, respectively (June 30, 2024: net losses of $6.5 million and $9.8 million). Net realized gains during the three months ended June 30, 2025 primarily reflect sales of Agency RMBS during the period of heightened market volatility experienced early in the second quarter. Net realized losses during the six months ended June 30, 2025 primarily reflect sales of lower coupon Agency RMBS during the first quarter. Net realized losses during the three and six months ended June 30, 2024 reflect sales of 4.0% to 5.0% coupon Agency RMBS with a portion of the proceeds being used to purchase Agency CMBS.
Under the fair value option, changes in fair value are recognized in income on the condensed consolidated statements of operations. As of June 30, 2025, all of our MBS were accounted for under the fair value option (December 31, 2024: $5.4 billion or 99.7%).
We recorded net unrealized losses on our MBS portfolio accounted for under the fair value option of $7.1 million in the three months ended June 30, 2025 as the heightened market volatility that negatively impacted valuations in April largely subsided prior to quarter end. We recorded net unrealized gains on our MBS portfolio accounted for under the fair value option of $80.5 million in the six months ended June 30, 2025 primarily due to a sharp decline in interest rates during the first quarter of the year, as valuations on fixed-rate securities increased as interest rates fell. We recorded net unrealized losses on our MBS portfolio accounted for under the fair value option of $38.7 million and $101.2 million in the three and six months ended June 30, 2024, respectively, due to higher interest rates and wider spreads on fixed-rate Agency RMBS as valuations declined given an increase in interest rates and elevated interest rate volatility.
We did not hold any U.S. Treasury securities during the three and six months ended June 30, 2025 or the three months ended June 30, 2024. We recorded net realized and unrealized losses of $458,000 on U.S. Treasury securities in the six months ended June 30, 2024.
(Increase) Decrease in Provision for Credit Losses
We recorded a $263,000 and $302,000 increase in the provision for credit losses during the three and six months ended June 30, 2024, respectively, on a single security based on a comparison of the security's amortized cost basis to discounted expected cash flows. We sold the security in 2025 and no longer own any securities that are classified as available-for-sale and, therefore, subject to evaluation for credit losses.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the six months ended June 30, 2024, we recorded equity in losses of $193,000. We received a final distribution from our sole remaining unconsolidated venture during the first quarter of 2024, and the venture was dissolved in April 2024.
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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods.

$ in thousands	Three months ended June 30, 2025
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(36,316)	28,631	(8,485)	(16,170)
Futures Contracts	(9,834)	—	(3,672)	(13,506)
TBAs	(1,458)	—	218	(1,240)
Total	(47,608)	28,631	(11,939)	(30,916)

$ in thousands	Three months ended June 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(22,871)	43,271	8,860	29,260
TBAs	527	—	(1,525)	(998)
Total	(22,344)	43,271	7,335	28,262

$ in thousands	Six months ended June 30, 2025
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(112,575)	56,710	(7,943)	(63,808)
Futures Contracts	(38,516)	—	(7,844)	(46,360)
TBAs	1,967	—	606	2,573
Total	(149,124)	56,710	(15,181)	(107,595)

$ in thousands	Six months ended June 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	25,811	88,558	8,052	122,421
TBAs	527	—	(1,525)	(998)
Total	26,338	88,558	6,527	121,423

As of June 30, 2025 and December 31, 2024, we held the following interest rate swaps whereby we pay fixed rate interest and receive floating rate interest based upon SOFR.

$ in thousands	As of June 30, 2025				As of December 31, 2024
Derivative instrument	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps	3,505,000	1.19%	4.45%	6.3	3,265,000	0.97%	4.49%	5.3
During the six months ended June 30, 2025, we entered into interest rate swaps with a notional amount of $725.0 million and terminated existing interest rate swaps with a notional amount of $485.0 million. We recorded net losses of $16.2 million and $63.8 million on interest rate swaps for the three and six months ended June 30, 2025, respectively, due to notably tighter swap spreads during the second quarter and a sharp decline in interest rates during the first six months of the year. We recorded net gains of $29.3 million and $122.4 million for the three and six months ended June 30, 2024 primarily due to changes in interest rate expectations.
As of June 30, 2025, we had $4.6 billion of repurchase agreement borrowings with a weighted average remaining maturity of 24 days. We typically refinance each repurchase agreement at market interest rates upon maturity. We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense.
As of June 30, 2025 and December 31, 2024, we held the following futures contracts.

	As of
	June 30, 2025	December 31, 2024
$ in thousands	Notional Amount - Short	Notional Amount - Short
10 year U.S. Treasury futures	360,000	136,000
Ultra 10 year U.S. Treasury futures	280,000	1,057,000
30 year U.S. Treasury futures	190,000	209,000
Total	830,000	1,402,000
We use futures contracts as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. During the six months ended June 30, 2025, we entered into futures contracts with a notional amount of $2.9 billion and terminated existing futures contracts with a notional amount of $3.5 billion. We recognized net losses of $13.5 million and $46.4 million on futures contracts during the three and six months ended June 30, 2025, respectively, due to changes in interest rate expectations. We did not hold any futures contracts during the three and six months ended June 30, 2024.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date in long positions as an alternative means of investing in and financing Agency RMBS. During the second quarter of 2025, we used short positions in TBAs in response to heightened market volatility to manage risk and economically hedge a portion of our exposure to changes in Agency RMBS valuations. We recorded net losses of $1.2 million and net gains of $2.6 million on TBAs during the three and six months ended June 30, 2025, respectively (three and six months ended June 30, 2024: net losses of $998,000).
Expenses
We incurred management fees of $2.8 million and $5.8 million for the three and six months ended June 30, 2025, respectively (June 30, 2024: $2.9 million and $5.8 million). Our management fees are determined by our average stockholders' equity. Refer to Note 9 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $2.0 million and $3.7 million for the three and six months ended June 30, 2025, respectively (June 30, 2024: $1.9 million and $3.7 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.
Gain (Loss) on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and six months ended June 30, 2025, we repurchased and retired 96,803 and 186,949 shares of Series C Preferred Stock, respectively. During the three and six months ended June 30, 2024, we repurchased and retired 44,661 and

138,008 shares of Series B Preferred Stock, respectively, and 105,492 and 201,409 shares of Series C Preferred Stock, respectively. Gains and losses on repurchases and retirements of preferred stock represent the difference between the consideration transferred and the carrying value of the preferred stock.
Net Income (Loss) Attributable to Common Stockholders
For the three months ended June 30, 2025, our net loss attributable to common stockholders was $26.6 million (June 30, 2024: $18.8 million) or $0.40 basic and diluted net loss per average share available to common stockholders (June 30, 2024: $0.38). The change in net loss attributable to common stockholders was primarily due to (i) net losses on investments of $5.3 million in the 2025 period compared to net losses on investments of $45.2 million in the 2024 period; (ii) net losses on derivative instruments of $30.9 million in the 2025 period compared to net gains on derivatives of $28.3 million in the 2024 period; and (iii) a $9.1 million increase in net interest income.
For the six months ended June 30, 2025, our net loss attributable to common stockholders was $10.3 million (June 30, 2024: net income of $5.0 million) or $0.16 basic and diluted net loss per average share available to common stockholders (June 30, 2024: net income per share of $0.10). The change in net income (loss) attributable to common stockholders was primarily due to (i) net gains on investments of $76.9 million in the 2025 period compared to net losses on investments of $111.4 million in the 2024 period; (ii) net losses on derivative instruments of $107.6 million in the 2025 period compared to net gains on derivatives of $121.4 million in the 2024 period; and (iii) a $20.9 million increase in net interest income.
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
Earnings Available for Distribution
Our business objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. We use earnings available for distribution as a measure of our investment portfolio’s ability to generate income for distribution to common stockholders and to evaluate our progress toward meeting this objective. We calculate earnings available for distribution as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net; unrealized (gain) loss on derivative instruments, net; TBA dollar roll income and (gain) loss on repurchase and retirement of preferred stock.
By excluding the gains and losses discussed above, we believe the presentation of earnings available for distribution provides a consistent measure of operating performance that investors can use to evaluate our results over multiple reporting periods and, to a certain extent, compare to our peer companies. However, because not all of our peer companies use identical operating performance measures, our presentation of earnings available for distribution may not be comparable to other similarly titled measures used by our peer companies. We exclude the impact of gains and losses when calculating earnings available for distribution because (i) when analyzed in conjunction with our U.S. GAAP results, earnings available for distribution provides additional detail of our investment portfolio’s earnings capacity and (ii) gains and losses have not been accounted for consistently under U.S. GAAP. Under U.S. GAAP, certain gains and losses may be reflected in net income whereas other gains and losses may be reflected in other comprehensive income. For example, a portion of our mortgage-

backed securities were historically classified as available-for-sale securities, and changes in the valuation of these securities were recorded in other comprehensive income on our condensed consolidated balance sheets. We elected the fair value option for our mortgage-backed securities purchased on or after September 1, 2016, and changes in the valuation of these securities are recorded in other income (loss) in our condensed consolidated statements of operations. In addition, certain gains and losses represent one-time events. We may add and have added additional reconciling items to our earnings available for distribution calculation as appropriate.
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

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share data	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	(26,567)	(18,766)	(10,278)	4,964
Adjustments:
(Gain) loss on investments, net	5,268	45,212	(76,890)	111,365
Realized (gain) loss on derivative instruments, net (1)	47,608	22,344	149,124	(26,338)
Unrealized (gain) loss on derivative instruments, net (1)	11,939	(7,335)	15,181	(6,527)
TBA dollar roll income (2)	—	1,078	1,147	1,078
(Gain) loss on repurchase and retirement of preferred stock	(57)	(208)	(46)	(401)
Subtotal	64,758	61,091	88,516	79,177
Earnings available for distribution	38,191	42,325	78,238	84,141
Basic income (loss) per common share	(0.40)	(0.38)	(0.16)	0.10
Earnings available for distribution per common share (3)	0.58	0.86	1.21	1.72
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Realized gain (loss) on derivative instruments, net	(47,608)	(22,344)	(149,124)	26,338
Unrealized gain (loss) on derivative instruments, net	(11,939)	7,335	(15,181)	6,527
Contractual net interest income (expense) on interest rate swaps	28,631	43,271	56,710	88,558
Gain (loss) on derivative instruments, net	(30,916)	28,262	(107,595)	121,423
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
The table below shows the components of earnings available for distribution for the following periods.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Effective net interest income (1)	46,360	51,906	93,260	104,196
TBA dollar roll income	—	1,078	1,147	1,078
Equity in earnings (losses) of unconsolidated ventures	—	—	—	(193)
(Increase) decrease in provision for credit losses	—	(263)	—	(302)
Total expenses	(4,872)	(4,888)	(9,531)	(9,545)
Subtotal	41,488	47,833	84,876	95,234
Dividends to preferred stockholders	(3,297)	(5,508)	(6,638)	(11,093)
Earnings available for distribution	38,191	42,325	78,238	84,141
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.

Earnings available for distribution decreased during the three and six months ended June 30, 2025 compared to the same periods in 2024 due to lower effective net interest income, which was partially offset by lower preferred dividends due to the redemption of our Series B Preferred Stock in December 2024. See below for details on the change in effective net interest income.
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

	Three Months Ended June 30,
	2025		2024
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	52,895	4.62%	59,393	5.59%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(28,631)	(2.50)%	(43,271)	(4.07)%
Effective interest expense	24,264	2.12%	16,122	1.52%

	Six Months Ended June 30,
	2025		2024
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	107,920	4.54%	120,973	5.58%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(56,710)	(2.39)%	(88,558)	(4.08)%
Effective interest expense	51,210	2.15%	32,415	1.50%
Our effective interest expense increased in the three and six months ended June 30, 2025 compared to the same periods in 2024 due to a decrease in contractual net interest income on interest rate swaps and higher average borrowings, which were partially offset by a lower Federal Funds target rate.
Our effective cost of funds increased in the three and six months ended June 30, 2025 compared to the same periods in 2024 due to a decrease in contractual net interest income on interest rate swaps, which was partially offset by a lower Federal Funds target rate.
In addition to changes caused by the underlying floating rate index, the amount of contractual net interest income or expense on interest rate swaps that we recognize has changed based on changes in the size and composition of our interest rate swap portfolio. During the third quarter of 2024, we also began using futures contracts, which do not earn or incur contractual interest, in lieu of certain interest rate swaps as an alternative way to help mitigate the potential impact of changing interest rates on our performance. See preceding discussion under “Gain (Loss) on Derivative Instruments, net” for details of our interest rate swap portfolio as of June 30, 2025 and December 31, 2024.

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended June 30,
	2025		2024
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	17,729	0.94%	8,635	0.02%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	28,631	2.50%	43,271	4.07%
Effective net interest income	46,360	3.44%	51,906	4.09%

	Six Months Ended June 30,
	2025		2024
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	36,550	0.96%	15,638	(0.02)%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	56,710	2.39%	88,558	4.08%
Effective net interest income	93,260	3.35%	104,196	4.06%
Our effective net interest income and effective net interest rate margin decreased in the three and six months ended June 30, 2025 compared to the same periods in 2024 due to a decrease in contractual net interest income on interest rate swaps, which was partially offset by a lower Federal Funds target rate.
Economic Debt-to-Equity Ratio
The table below shows our debt-to-equity ratio and our economic debt-to-equity ratio as of June 30, 2025 and December 31, 2024. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity.
We present an economic debt-to-equity ratio, a non-GAAP financial measure of leverage that considers the impact of the off-balance sheet financing of our investments in TBAs that are accounted for as derivative instruments under U.S. GAAP. We include these types of TBAs at implied cost basis in our measure of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a contract for the forward sale of Agency RMBS has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments. We believe that presenting our economic debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding how management evaluates our at-risk leverage and gives investors a comparable statistic to those of other mortgage REITs who also invest in TBAs and present a similar non-GAAP measure of leverage.

	As of
$ in thousands	June 30, 2025	December 31, 2024
Repurchase agreements	4,635,881	4,893,958
Total stockholders' equity	709,376	730,729

Debt-to-equity ratio (1)	6.5	6.7
Economic debt-to-equity ratio (2)	6.5	6.7
(1)Debt-to-equity ratio is calculated as the ratio of total repurchase agreements to total stockholders' equity.
(2)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis (none as of June 30, 2025; $606,000 as of December 31, 2024) to stockholders' equity.

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings and fund other general business needs. Our primary sources of funds for liquidity consist of the net cash proceeds from our common equity offerings, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.
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
We held cash, cash equivalents and restricted cash of $190.5 million as of June 30, 2025 (June 30, 2024: $183.4 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $60.0 million for the six months ended June 30, 2025 (June 30, 2024: $90.5 million).
Our investing activities provided net cash of $191.5 million in the six months ended June 30, 2025 (June 30, 2024: $133.0 million). We used cash of $1.1 billion to purchase MBS during the six months ended June 30, 2025 (June 30, 2024: $624.4 million). Our primary source of cash from investing activities for the six months ended June 30, 2025 was proceeds from sales of MBS of $1.2 billion (June 30, 2024: $568.3 million from the sales of MBS and $10.8 million from the sale of U.S. Treasury securities). We also generated $234.0 million from principal payments of MBS during the six months ended June 30, 2025 (June 30, 2024: $153.0 million) and used cash of $149.1 million to settle derivative contracts in the six months ended June 30, 2025 (June 30, 2024: net cash received of $26.3 million).
Our financing activities used net cash of $271.8 million for the six months ended June 30, 2025 (June 30, 2024: $238.7 million). During the six months ended June 30, 2025, we used cash for net repayments on our repurchase agreements of $258.1 million (June 30, 2024: $197.8 million). We used cash of $53.8 million for the six months ended June 30, 2025 to pay dividends (June 30, 2024: $50.0 million). Proceeds from issuance of common stock provided $38.2 million for the six months ended June 30, 2025 (June 30, 2024: $19.4 million).
As of June 30, 2025, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.5% for Agency RMBS and 4.9% for Agency CMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS and a low of 4% to a high of 5% for Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
Effects of Margin Requirements, Leverage and Spreads
Our securities have values that fluctuate according to market conditions, and the market value of our securities will decrease as prevailing interest rates or spreads increase. When the value of the securities pledged to secure a repurchase loan decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a “margin call”, which means that the lender will require us to pay cash or pledge additional collateral. Under our repurchase facilities, our lenders have full discretion to determine the value of the securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly.
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
Forward-Looking Statements Regarding Liquidity
As of June 30, 2025, we held $4.9 billion of Agency securities that are financed by repurchase agreements. We also had approximately $302.9 million of unencumbered investments and unrestricted cash of $59.4 million as of June 30, 2025. As of June 30, 2025, our known contractual obligations primarily consisted of $4.6 billion of repurchase agreement borrowings with a weighted average remaining maturity of 24 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities.
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
Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining ongoing debt financing. In addition, we may increase our capital resources by obtaining long-term credit facilities or through public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock, senior or subordinated notes and convertible notes. Such financing will depend on market conditions for capital raises and our ability to invest such offering proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.
Exposure to Financial Counterparties
We finance a substantial portion of our investment portfolio through repurchase agreements. Under these agreements, we pledge assets from our investment portfolio as collateral. Additionally, certain counterparties may require us to provide cash collateral in the event the market value of the assets declines to maintain a contractual repurchase agreement collateral ratio. If a counterparty were to default on its obligations, we would be exposed to potential losses to the extent the fair value of collateral pledged by us to the counterparty, including any accrued interest receivable on such collateral, exceeded the amount loaned to us by the counterparty plus interest due to the counterparty. As of June 30, 2025, one counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than 5% of our stockholders' equity.
The following table summarizes our exposure to counterparties by geographic concentration as of June 30, 2025. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	14	2,890,203	(151,644)
Asia	3	623,472	(33,673)
Europe (excluding United Kingdom)	2	675,757	(33,805)
United Kingdom	1	446,449	(18,465)
Total	20	4,635,881	(237,587)

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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended June 30, 2025, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2025.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of June 30, 2025, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
Uncertainty regarding the rate of inflation, fiscal and monetary policy initiatives, elevated interest rate volatility and other factors make it more difficult to predict prepayment levels for the securities in our portfolio. As a result, it is possible that realized prepayment behavior will be materially different from our expectations.
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
However, if prepayment rates decrease in a rising interest rate environment, then the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the assets would remain fixed. This situation may also cause the market value of our assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.
Market Risk
Market Value Risk
The estimated fair value of our securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a falling interest rate environment, the estimated fair value of these securities would be expected to increase.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, as of June 30, 2025 and December 31, 2024, assuming a static portfolio and constant financing and asset spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	As of June 30, 2025		As of December 31, 2024
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(3.72)%	(0.60)%	(0.16)%	(0.59)%
+0.50%	(1.55)%	(0.16)%	0.02%	(0.21)%
-0.50%	1.02%	(0.19)%	(0.48)%	(0.05)%
-1.00%	1.87%	(0.88)%	(1.30)%	(0.47)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates as of June 30, 2025 and December 31, 2024. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile. When applicable, our scenario analysis assumes a floor of 0% for U.S. Treasury yields and, to be consistent, we also apply a floor of 0% for all related funding costs.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
Other Risks
We have previously invested in non-Agency CMBS and non-Agency RMBS and may invest in these types of assets again in the future. The following sections discuss additional risks associated with credit investments in commercial and residential real estate markets.
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
Credit Risk
We retain the risk of potential credit losses on all of our commercial and residential mortgage investments. We seek to manage this risk through our pre-acquisition due diligence process. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis pursuant to fundamental considerations such as GDP, unemployment, interest rates, retail sales, store closings/openings, corporate earnings, housing inventory, affordability and regional home price trends. We also review key loan credit metrics including, but not limited to, payment status, current loan-to-value ratios, current borrower credit scores and debt yields. These characteristics assist in determining the likelihood and severity of loan loss as well as prepayment and extension expectations. We then perform structural analysis under multiple scenarios to establish likely cash flow profiles and credit enhancement levels relative to collateral performance projections. This analysis allows us to quantify our opinions of credit quality and fundamental value, which are key drivers of portfolio management decisions.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange

Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any such legal proceedings.
ITEM 1A.     RISK FACTORS.
There were no material changes during the periods covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 20, 2025. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following tables sets forth information with respect to our repurchases of Series C Preferred Stock during the three months ended June 30, 2025.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 to April 30, 2025	47,232	22.98	47,232	569,281
May 1, 2025 to May 31, 2025	29,557	24.51	29,557	539,724
June 1, 2025 to June 30, 2025	20,014	23.63	20,014	519,710
	96,803	23.59	96,803
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
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Series C Preferred Stock Dividends
We declared a Series C Preferred Stock dividend of $0.46875 per share on August 7, 2025 that is payable on September 29, 2025 to stockholders of record on September 5, 2025.

ITEM 6.     EXHIBITS.
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO MORTGAGE CAPITAL INC.

August 8, 2025	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

August 8, 2025	By:	/s/ Mark Gregson
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