Form 10-Q
period 2025-09-30
Invesco Mortgage Capital Inc.
filed 2025-11-05
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 31, 2025, there were 70,945,571 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024	3

	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2025; June 30, 2025; September 30, 2025; March 31, 2024; June 30, 2024 and September 30, 2024	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	47

PART II OTHER INFORMATION		49

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	49

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	September 30, 2025	December 31, 2024
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $5,384,388 and $5,129,486, respectively; net of allowance for credit losses of $0 and $654, respectively)	5,749,238	5,445,508
Cash and cash equivalents	58,539	73,403
Restricted cash	122,181	137,478
Due from counterparties	—	580
Investment related receivable	29,017	24,870
Derivative assets, at fair value	738	5,033
Other assets	1,232	1,162
Total assets	5,960,945	5,688,034
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	5,150,081	4,893,958
Derivative liabilities, at fair value	680	627
Dividends payable	24,121	24,692
Investment related payable	427	—
Accrued interest payable	9,114	32,711
Collateral held payable	797	—
Accounts payable and accrued expenses	1,623	1,619
Due to affiliate	4,521	3,698
Total liabilities	5,191,364	4,957,305
Commitments and contingencies (See Note 12):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 6,930,487 and 7,206,659 shares issued and outstanding, respectively ($173,262 and $180,166 aggregate liquidation preference, respectively)	167,602	174,281
Common Stock, par value $0.01 per share; 134,000,000 shares authorized; 70,945,571 and 61,729,693 shares issued and outstanding, respectively	709	617
Additional paid in capital	4,202,575	4,127,807
Accumulated other comprehensive income	—	173
Retained earnings (distributions in excess of earnings)	(3,601,305)	(3,572,149)
Total stockholders’ equity	769,581	730,729
Total liabilities and stockholders' equity	5,960,945	5,688,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2025	2024	2025	2024

Interest income	72,916	73,825	217,386	210,436
Interest expense	55,302	66,315	163,222	187,288
Net interest income	17,614	7,510	54,164	23,148
Other income (loss)
Gain (loss) on investments, net	49,540	165,168	126,430	53,803
(Increase) decrease in provision for credit losses	—	80	—	(222)
Equity in earnings (losses) of unconsolidated ventures	—	—	—	(193)
Gain (loss) on derivative instruments, net	(9,218)	(127,345)	(116,813)	(5,922)
Total other income (loss)	40,322	37,903	9,617	47,466
Expenses
Management fee – related party	2,662	2,888	8,489	8,694
General and administrative	1,803	1,805	5,507	5,544
Total expenses	4,465	4,693	13,996	14,238
Net income (loss)	53,471	40,720	49,785	56,376
Dividends to preferred stockholders	(3,261)	(5,474)	(9,899)	(16,567)
Gain (loss) on repurchase and retirement of preferred stock	(2)	25	44	426
Net income (loss) attributable to common stockholders	50,208	35,271	39,930	40,235
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.74	0.63	0.61	0.78
Diluted	0.74	0.63	0.61	0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Net income (loss)	53,471	40,720	49,785	56,376
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	—	(287)	229	(639)
Reclassification of unrealized (gain) loss on sale of mortgage-backed securities to gain (loss) on investments, net	—	—	(402)	—
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	—	—	302
Total other comprehensive income (loss)	—	(287)	(173)	(337)
Comprehensive income (loss)	53,471	40,433	49,612	56,039
Dividends to preferred stockholders	(3,261)	(5,474)	(9,899)	(16,567)
Gain (loss) on repurchase and retirement of preferred stock	(2)	25	44	426
Comprehensive income (loss) attributable to common stockholders	50,208	34,984	39,757	39,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2025; June 30, 2025 and September 30, 2025
(Unaudited)

					Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series C Preferred Stock
$ in thousands, except share amounts			Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	7,206,659	174,281	61,729,693	617	4,127,807	173	(3,572,149)	730,729
Net income (loss)	—	—	—	—	—	—	19,641	19,641
Other comprehensive income (loss)	—	—	—	—	—	616	—	616
Proceeds from issuance of common stock, net of offering costs	—	—	4,212,057	42	35,914	—	—	35,956
Stock awards	—	—	745	—	—	—	—	—
Repurchase and retirement of preferred stock	(90,146)	(2,180)	—	—	—	—	(11)	(2,191)
Common stock dividends	—	—	—	—	—	—	(22,420)	(22,420)
Preferred stock dividends	—	—	—	—	—	—	(3,341)	(3,341)
Amortization of equity-based compensation	—	—	—	—	176	—	—	176
Balance as of March 31, 2025	7,116,513	172,101	65,942,495	659	4,163,897	789	(3,578,280)	759,166
Net income (loss)	—	—	—	—	—	—	(23,327)	(23,327)
Other comprehensive income (loss)	—	—	—	—	—	(789)	—	(789)
Proceeds from issuance of common stock, net of offering costs	—	—	282,750	3	2,276	—	—	2,279
Stock awards	—	—	82,134	1	—	—	—	1
Repurchase and retirement of preferred stock	(96,803)	(2,341)	—	—	—	—	57	(2,284)
Common stock dividends	—	—	—	—	—	—	(22,545)	(22,545)
Preferred stock dividends	—	—	—	—	—	—	(3,297)	(3,297)
Amortization of equity-based compensation	—	—	—	—	172	—	—	172
Balance as of June 30, 2025	7,019,710	169,760	66,307,379	663	4,166,345	—	(3,627,392)	709,376
Net income (loss)	—	—	—	—	—	—	53,471	53,471
Proceeds from issuance of common stock, net of offering costs	—	—	4,638,385	46	36,060	—	—	36,106
Stock awards	—	—	(193)	—	—	—	—	—
Repurchase and retirement of preferred stock	(89,223)	(2,158)	—	—	—	—	(2)	(2,160)
Common stock dividends	—	—	—	—	—	—	(24,121)	(24,121)
Preferred stock dividends	—	—	—	—	—	—	(3,261)	(3,261)
Amortization of equity-based compensation	—	—	—	—	170	—	—	170
Balance as of September 30, 2025	6,930,487	167,602	70,945,571	709	4,202,575	—	(3,601,305)	769,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2024; June 30, 2024 and September 30, 2024
(Unaudited)

							Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock
$ in thousands, except share amounts					Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,385,997	106,014	7,545,439	182,474	48,460,626	484	4,011,138	698	(3,518,143)	782,665
Net income (loss)	—	—	—	—	—	—	—	—	29,122	29,122
Other comprehensive income (loss)	—	—	—	—	—	—	—	(163)	—	(163)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	365,838	4	3,314	—	—	3,318
Stock awards	—	—	—	—	(870)	—	—	—	—	—
Repurchase and retirement of preferred stock	(93,347)	(2,256)	(95,917)	(2,320)	—	—	—	—	193	(4,383)
Common stock dividends	—	—	—	—	—	—	—	—	(19,530)	(19,530)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,585)	(5,585)
Amortization of equity-based compensation	—	—	—	—	—	—	128	—	—	128
Balance as of March 31, 2024	4,292,650	103,758	7,449,522	180,154	48,825,594	488	4,014,580	535	(3,513,943)	785,572
Net income (loss)	—	—	—	—	—	—	—	—	(13,466)	(13,466)
Other comprehensive income (loss)	—	—	—	—	—	—	—	113	—	113
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	1,761,155	18	16,034	—	—	16,052
Stock awards	—	—	—	—	50,855	—	—	—	—	—
Repurchase and retirement of preferred stock	(44,661)	(1,080)	(105,492)	(2,551)	—	—	—	—	208	(3,423)
Common stock dividends	—	—	—	—	—	—	—	—	(20,255)	(20,255)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,508)	(5,508)
Amortization of equity-based compensation	—	—	—	—	—	—	131	—	—	131
Balance as of June 30, 2024	4,247,989	102,678	7,344,030	177,603	50,637,604	506	4,030,745	648	(3,552,964)	759,216
Net income (loss)	—	—	—	—	—	—	—	—	40,720	40,720
Other comprehensive income (loss)	—	—	—	—	—	—	—	(287)	—	(287)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	10,084,138	101	88,445	—	—	88,546
Repurchase and retirement of preferred stock	—	—	(66,507)	(1,608)	—	—	—	—	25	(1,583)
Stock awards	—	—	—	—	8,545	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	(24,292)	(24,292)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,474)	(5,474)
Amortization of equity-based compensation	—	—	—	—	—	—	157	—	—	157
Balance as of September 30, 2024	4,247,989	102,678	7,277,523	175,995	60,730,287	607	4,119,347	361	(3,541,985)	857,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2025	2024
Cash Flows from Operating Activities
Net income (loss)	49,785	56,376
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and (discounts), net	(4,771)	(9,943)
Realized and unrealized (gain) loss on derivative instruments, net	202,661	135,363
(Gain) loss on investments, net	(126,430)	(53,803)
Increase (decrease) in provision for credit losses	—	222
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	—	193
Other amortization	519	417
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(2,004)	(2,091)
Increase (decrease) in operating liabilities	(22,484)	(5,429)
Net cash provided by (used in) operating activities	97,276	121,305
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(1,997,847)	(1,912,509)
Distributions from investments in unconsolidated ventures, net	—	307
Principal payments from mortgage-backed securities	364,750	261,933
Proceeds from sale of mortgage-backed securities	1,458,335	887,185
Proceeds from sale of U.S. Treasury securities	—	10,755
Settlement (termination) of swaps, TBAs and futures, net	(198,313)	(146,459)
Net change in due from counterparties and collateral held payable on derivative instruments	580	—
Net cash provided by (used in) investing activities	(372,495)	(898,788)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	74,376	108,062
Repurchase of preferred stock	(6,635)	(9,389)
Proceeds from repurchase agreements	38,471,124	31,557,925
Principal repayments of repurchase agreements	(38,215,001)	(30,831,316)
Net change in due from counterparties and collateral held payable on repurchase agreements	797	(2,139)
Payments of deferred costs	(47)	(108)
Payments of dividends	(79,556)	(75,736)
Net cash provided by (used in) financing activities	245,058	747,299
Net change in cash, cash equivalents and restricted cash	(30,161)	(30,184)
Cash, cash equivalents and restricted cash, beginning of period	210,881	198,637
Cash, cash equivalents and restricted cash, end of period	180,720	168,453
Supplement Disclosure of Cash Flow Information
Interest paid	186,819	192,389
Non-cash Investing and Financing Activities Information
Dividends declared not paid	24,121	24,292
Unsettled receivables recorded within investment related receivable	2,060	657

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
As of September 30, 2025, we were invested in:
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

Note 3 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type as of September 30, 2025 and December 31, 2024.

As of September 30, 2025
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period- end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate pass-through	4,724,657	(40,643)	4,684,014	94,745	4,778,759	5.51%
Agency-CMO (2)	495,027	(432,690)	62,337	8,623	70,960	10.18%
Agency CMBS	898,293	(6,435)	891,858	7,661	899,519	4.62%
Total	6,117,977	(479,768)	5,638,209	111,029	5,749,238	5.42%
(1)Period-end weighted average yield is based on amortized cost as of September 30, 2025 and incorporates future prepayment and loss assumptions when appropriate. Total represents period-end weighted average yield of all mortgage-backed securities.
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
(5)Non-Agency RMBS includes interest-only securities (“non-Agency IO”), which represent 96.7% of principal/notional balance, 34.2% of amortized cost and 31.0% of fair value.

We have elected the fair value option for all of our MBS held as of September 30, 2025. We believe the fair value option election more appropriately reflects the results of our operations because MBS fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments. The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of December 31, 2024.

	As of
	December 31, 2024
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
30 year fixed-rate pass-through	—	4,541,525	4,541,525
Agency-CMO	—	70,776	70,776
Agency CMBS	—	816,147	816,147
Non-Agency CMBS	9,836	—	9,836
Non-Agency RMBS	5,114	2,110	7,224
Total	14,950	5,430,558	5,445,508
The components of the carrying value of our MBS portfolio as of September 30, 2025 and December 31, 2024 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our condensed consolidated balance sheets, was $25.6 million as of September 30, 2025 (December 31, 2024: $24.9 million).

	As of
	September 30, 2025			December 31, 2024
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	5,622,950	495,027	6,117,977	5,491,175	769,829	6,261,004
Unamortized premium	34,115	—	34,115	19,651	—	19,651
Unamortized discount	(81,193)	(432,690)	(513,883)	(116,744)	(700,102)	(816,846)
Allowance for credit losses	—	—	—	(654)	—	(654)
Gross unrealized gains (1)	108,796	8,929	117,725	22,443	5,817	28,260
Gross unrealized losses (1)	(6,390)	(306)	(6,696)	(43,376)	(2,531)	(45,907)
Fair value	5,678,278	70,960	5,749,238	5,372,495	73,013	5,445,508
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as, solely with respect to December 31, 2024, gains (losses) for available-for-sale securities which were recognized as adjustments to other comprehensive income. Realization occurs upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the three and nine months ended September 30, 2025 and 2024 is provided below in this Note 3.
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of September 30, 2025 and December 31, 2024.

	As of
$ in thousands	September 30, 2025	December 31, 2024
Greater than one year and less than five years	1,570,227	10,045
Greater than or equal to five years	4,179,011	5,435,463
Total	5,749,238	5,445,508

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024.
As of September 30, 2025

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate pass-through	493,550	(1,829)	6	—	—	—	493,550	(1,829)	6
Agency-CMO	3,989	(29)	1	1,491	(278)	1	5,480	(307)	2
Agency CMBS	194,316	(2,294)	9	136,544	(2,266)	6	330,860	(4,560)	15
Total (1)	691,855	(4,152)	16	138,035	(2,544)	7	829,890	(6,696)	23
(1)Fair value option has been elected for all securities in an unrealized loss position.
As of December 31, 2024

	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate pass-through (1)	2,251,552	(18,897)	29	—	—	—	2,251,552	(18,897)	29
Agency-CMO (1)	—	—	—	18,909	(2,300)	5	18,909	(2,300)	5
Agency CMBS (1)	792,031	(23,949)	49	—	—	—	792,031	(23,949)	49
Non-Agency CMBS (2)	9,836	(510)	1	—	—	—	9,836	(510)	1
Non-Agency RMBS (3)	—	—	—	1,322	(251)	9	1,322	(251)	9
Total	3,053,419	(43,356)	79	20,231	(2,551)	14	3,073,650	(45,907)	93
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

We were required to evaluate our available-for-sale MBS for credit losses. During the nine months ended September 30, 2025, we sold our remaining available-for-sale MBS for cash proceeds of $15.1 million and recognized net gains upon sale of $402,000. There were no sales of available-for-sale MBS during the three months ended September 30, 2025 or during the three and nine months ended September 30, 2024. The following table presents a roll-forward of our allowance for credit losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Beginning allowance for credit losses	—	(622)	(654)	(320)
Additional (increases) decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	80	—	(222)
Reductions for securities sold	—	—	654	—
Ending allowance for credit losses	—	(542)	—	(542)

The following table summarizes the components of our total gain (loss) on investments, net for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Gross realized gains on sale of MBS	1,304	4,963	6,474	5,111
Gross realized losses on sale of MBS	(82)	—	(8,891)	(9,898)
Net unrealized gains (losses) on MBS accounted for under the fair value option	48,318	160,205	128,847	59,048
Net unrealized gains (losses) on U.S. Treasury securities	—	—	—	(372)
Net realized gains (losses) on U.S. Treasury securities	—	—	—	(86)
Total gain (loss) on investments, net	49,540	165,168	126,430	53,803
The following tables present components of interest income recognized for the three and nine months ended September 30, 2025 and 2024.
For the three months ended September 30, 2025

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	62,769	(386)	62,383
Agency CMBS	10,251	117	10,368
Other (inclusive of interest earned on cash balances)	165	—	165
Total interest income	73,185	(269)	72,916
For the three months ended September 30, 2024

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	66,337	1,298	67,635
Agency CMBS	5,286	168	5,454
Non-Agency CMBS	125	114	239
Non-Agency RMBS	264	(103)	161
Other (inclusive of interest earned on cash balances)	336	—	336
Total interest income	72,348	1,477	73,825

For the nine months ended September 30, 2025

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	186,633	(727)	185,906
Agency CMBS	30,292	326	30,618
Non-Agency CMBS	77	—	77
Non-Agency RMBS	296	(12)	284
Other (inclusive of interest earned on cash balances)	501	—	501
Total interest income	217,799	(413)	217,386
For the nine months ended September 30, 2024

$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	193,715	4,028	197,743
Agency CMBS	10,046	338	10,384
Non-Agency CMBS	376	372	748
Non-Agency RMBS	818	(338)	480
U.S. Treasury Securities	22	(1)	21
Other (inclusive of interest earned on cash balances)	1,060	—	1,060
Total interest income	206,037	4,399	210,436

Note 4 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. Our repurchase agreements bear interest at a contractually agreed upon rate and generally have maturities ranging from one to six months. We account for our repurchase agreements as secured borrowings since we maintain effective control of the financed assets. Our repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of September 30, 2025.
The following tables summarize certain characteristics of our borrowings as of September 30, 2025 and December 31, 2024. Refer to Note 5 - "Collateral Positions" for collateral pledged and held under our repurchase agreements.

	As of
$ in thousands	September 30, 2025			December 31, 2024
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Repurchase Agreements - Agency RMBS	4,292,146	4.35%	20	4,112,219	4.80%	29
Repurchase Agreements - Agency CMBS	857,935	4.35%	24	781,739	4.77%	32
Total Borrowings	5,150,081	4.35%	21	4,893,958	4.80%	29

Note 5 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements and derivative instruments as of September 30, 2025 and December 31, 2024. Refer to Note 2 - “Summary of Significant Accounting Policies - Fair Value Measurements” of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of how we determine fair value. Agency RMBS and Agency CMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps and futures contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on to-be-announced securities forward contracts (“TBAs”) accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of September 30, 2025 and December 31, 2024, we did not recognize any non-cash collateral held on our condensed consolidated balance sheets.

$ in thousands	As of
Collateral Pledged	September 30, 2025	December 31, 2024
Repurchase Agreements:
Agency RMBS	4,484,869	4,323,626
Agency CMBS	899,519	805,860
Total repurchase agreements collateral pledged	5,384,388	5,129,486
Derivative Instruments:
Cash	—	580
Restricted cash	122,181	137,478
Total derivative instruments collateral pledged	122,181	138,058

Total Collateral Pledged:
Mortgage-backed securities	5,384,388	5,129,486
Cash	—	580
Restricted cash	122,181	137,478
Total Collateral Pledged	5,506,569	5,267,544

	As of
Collateral Held	September 30, 2025	December 31, 2024
Repurchase Agreements:
Cash	797	—
Non-cash collateral	2,213	—
Total repurchase agreements collateral held	3,010	—
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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 105% as of September 30, 2025 (December 31, 2024: 105%) based on the fair value of the securities as reported in our condensed consolidated balance sheets.
Interest Rate Swaps
As of September 30, 2025 and December 31, 2024, all of our interest rate swaps were centrally cleared by the Chicago Mercantile Exchange (“CME”), a registered clearing organization, through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
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
Note 6 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2025.

$ in thousands	Notional Amount as of December 31, 2024	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2025
Interest Rate Swaps	3,265,000	745,000	(630,000)	3,380,000
Futures Contracts	1,402,000	4,167,000	(4,569,000)	1,000,000
TBA Purchase Contracts	100,000	2,556,700	(2,656,700)	—
TBA Sale Contracts	(100,000)	(2,556,700)	2,656,700	—
Total	4,667,000	4,912,000	(5,199,000)	4,380,000
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
As of September 30, 2025 and December 31, 2024, we had interest rate swaps whereby we pay fixed interest rates and receive floating interest rates based on the secured overnight financing rate (“SOFR”) with the following maturities outstanding.

$ in thousands	As of September 30, 2025
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,555,000	0.31%	4.24%	1.9
3 to 5 years	450,000	0.47%	4.24%	4.5
5 to 7 years	500,000	0.61%	4.24%	5.1
7 to 10 years	430,000	4.13%	4.24%	9.3
Greater than 10 years	445,000	1.99%	4.24%	19.0
Total	3,380,000	1.08%	4.24%	5.9

$ in thousands	As of December 31, 2024
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,730,000	1.06%	4.49%	2.2
3 to 5 years	375,000	0.39%	4.49%	4.3
5 to 7 years	750,000	0.57%	4.49%	5.8
Greater than 10 years	410,000	1.83%	4.49%	18.9
Total	3,265,000	0.97%	4.49%	5.3
Futures Contracts
We use futures contracts to help mitigate the potential impact of changes in interest rates on our performance. The table below presents certain details of our futures contracts as of September 30, 2025 and December 31, 2024.

	As of
	September 30, 2025	December 31, 2024
$ in thousands	Notional Amount - Short	Notional Amount - Short
10 year U.S. Treasury futures	520,000	136,000
Ultra 10 year U.S. Treasury futures	290,000	1,057,000
30 year U.S. Treasury futures	190,000	209,000
Total	1,000,000	1,402,000
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
The table below presents certain characteristics of our TBAs accounted for as derivatives as of December 31, 2024. We did not have any TBAs outstanding as of September 30, 2025.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheets
The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of			As of
	September 30, 2025	December 31, 2024		September 30, 2025	December 31, 2024
Balance Sheets	Fair Value	Fair Value	Balance Sheets	Fair Value	Fair Value
Interest Rate Swaps Asset	—	1,549	Interest Rate Swaps Liability	680	—
Futures Contracts	738	3,463	Futures Contracts	—	—
TBAs	—	21	TBAs	—	627
Total Derivative Assets	738	5,033	Total Derivative Liabilities	680	627

The following tables summarize the effect of interest rate swaps, futures contracts and TBAs reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

$ in thousands	Three Months Ended September 30, 2025
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(35,447)	29,138	5,714	(595)
Futures Contracts	(13,742)	—	5,119	(8,623)
Total	(49,189)	29,138	10,833	(9,218)

$ in thousands	Three Months Ended September 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(160,472)	40,883	517	(119,072)
Futures Contracts	(12,419)	—	2,527	(9,892)
TBAs	94	—	1,525	1,619
Total	(172,797)	40,883	4,569	(127,345)

$ in thousands	Nine Months Ended September 30, 2025
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(148,022)	85,848	(2,229)	(64,403)
Futures Contracts	(52,258)	—	(2,725)	(54,983)
TBAs	1,967	—	606	2,573
Total	(198,313)	85,848	(4,348)	(116,813)

$ in thousands	Nine Months Ended September 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(134,661)	129,441	8,569	3,349
Futures Contracts	(12,419)	—	2,527	(9,892)
TBAs	621	—	—	621
Total	(146,459)	129,441	11,096	(5,922)

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The daily variation margin payments for centrally cleared interest rate swaps and futures contracts are characterized as settlement of the derivative itself rather than collateral. Our derivative liability of $680,000 related to centrally cleared interest rate swaps and derivative asset of $738,000 related to futures contracts as of September 30, 2025 (December 31, 2024: assets of $1.5 million and $3.5 million related to centrally cleared interest rate swaps and futures contracts, respectively) are not included in the table below as a result of this characterization of daily variation margin.
As of September 30, 2025

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Repurchase Agreements (1)	(5,150,081)	—	(5,150,081)	5,150,081	—	—
Total Liabilities	(5,150,081)	—	(5,150,081)	5,150,081	—	—
As of December 31, 2024

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (2) (3)	21	—	21	—	—	21
Total Assets	21	—	21	—	—	21

Liabilities
Derivatives (2) (3)	(627)	—	(627)	—	580	(47)
Repurchase Agreements (1)	(4,893,958)	—	(4,893,958)	4,893,958	—	—
Total Liabilities	(4,894,585)	—	(4,894,585)	4,893,958	580	(47)
(1)The fair value of securities pledged against our borrowings under repurchase agreements was $5.4 billion as of September 30, 2025 (December 31, 2024: $5.1 billion). We held $797,000 of cash collateral under repurchase agreements as of September 30, 2025 (December 31, 2024: none). Gross amounts not offset are limited to the net amount of repurchase agreement liabilities presented sufficient to reduce the net amount to zero for each counterparty. Accordingly, cash collateral held under repurchase agreements is not shown in the table above, but the obligation to return the cash collateral is separately reported within collateral held payable on the condensed consolidated balance sheets.
(2)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(3)Cash collateral pledged by us on our derivatives was $122.2 million as of September 30, 2025 (December 31, 2024: $138.1 million) of which $122.2 million relates to initial margin pledged on centrally cleared interest rate swaps and futures contracts (December 31, 2024: $137.5 million). Centrally cleared interest rate swaps and futures contracts are excluded from the tables above. We held no cash collateral on our derivatives as of September 30, 2025 or December 31, 2024.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	As of September 30, 2025
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,749,238	—	5,749,238
Derivative assets (2)	738	—	—	738
Total assets	738	5,749,238	—	5,749,976
Liabilities:
Derivative liabilities (2)	—	680	—	680
Total liabilities	—	680	—	680

	As of December 31, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,445,508	—	5,445,508
Derivative assets (2)	3,463	1,570	—	5,033
Total assets	3,463	5,447,078	—	5,450,541
Liabilities:
Derivative liabilities (2)	—	627	—	627
Total liabilities	—	627	—	627
(1)For more detail about the fair value of our MBS, refer to Note 3 - “Mortgage-Backed Securities”.
(2)Derivative assets and derivative liabilities include futures contracts as Level 1 measurements and interest rate swaps and TBAs as Level 2 measurements.
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

	As of
	September 30, 2025		December 31, 2024
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities
Repurchase agreements	5,150,081	5,150,156	4,893,958	4,895,017
Total	5,150,081	5,150,156	4,893,958	4,895,017

The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.
Note 9 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. The costs of support personnel provided by our Manager for the three and nine months ended September 30, 2025 reimbursed or reimbursable by us were $309,000 and $860,000, respectively (three and nine months ended September 30, 2024: $494,000 and $1.1 million, respectively).
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
During the periods presented in these condensed consolidated financial statements, we did not pay any management fees on our investment in an unconsolidated venture that was managed by an affiliate of our Manager.
Expense Reimbursement
We are required to reimburse our Manager for operating expenses incurred on our behalf, including directors and officers insurance, accounting services, auditing and tax services, legal services, filing fees, and miscellaneous general and administrative costs. Our reimbursement obligation is not subject to any dollar limitation.
The following table summarizes the costs incurred on our behalf by our Manager during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Incurred costs, prepaid or expensed	2,313	2,420	5,004	5,308
Incurred costs, charged or expected to be charged against equity as a cost of raising capital	165	108	165	108
Total incurred costs, originally paid by our Manager	2,478	2,528	5,169	5,416
Note 10 – Stockholders’ Equity
Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and nine months ended September 30, 2025, we repurchased and retired 89,223 and 276,172 shares of Series C Preferred Stock, respectively. During the three and nine months ended September 30, 2024, we repurchased and retired no shares and 138,008 shares of Series B Preferred Stock, respectively, and 66,507 and 267,916 shares of Series C Preferred Stock, respectively. We redeemed all outstanding shares of our Series B Preferred Stock in December 2024. As of September 30, 2025, we had authority to repurchase 430,487 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.
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
Common Stock
As of September 30, 2025, we had 20,388,007 shares of our common stock remaining available for sale from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). The table below shows sales of our common stock under equity distribution agreements during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in ones, $ in thousands	2025	2024	2025	2024
Shares sold	4,638,385	10,084,138	9,133,192	12,211,131
Fees paid to placement agents	458	1,123	942	1,369
Cash proceeds, net of fees paid to placement agents	36,145	88,684	74,376	108,062
During the three and nine months ended September 30, 2025 and 2024, we did not repurchase any shares of our common stock. As of September 30, 2025, we had authority to repurchase 1,816,359 shares of our common stock through our common stock share repurchase program.
Accumulated Other Comprehensive Income
Our accumulated other comprehensive income and other comprehensive income (loss) related to gains and losses on MBS that were not accounted for under the fair value option. Gains and losses on MBS that are accounted for under the fair value option are recorded on our condensed consolidated statements of operations within “Gain (loss) on investments, net”.

Dividends
The table below summarizes the dividends we declared during the nine months ended September 30, 2025 and 2024.

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2024
August 7, 2024	0.4844	2,058	September 27, 2024
May 7, 2024	0.4844	2,058	June 27, 2024
February 21, 2024	0.4844	2,086	March 27, 2024

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2025
August 7, 2025	0.46875	3,261	September 29, 2025
May 6, 2025	0.46875	3,297	June 27, 2025
February 19, 2025	0.46875	3,341	March 27, 2025
2024
August 7, 2024	0.46875	3,416	September 27, 2024
May 7, 2024	0.46875	3,450	June 27, 2024
February 21, 2024	0.46875	3,499	March 27, 2024

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2025
September 24, 2025	0.34	24,121	October 24, 2025
June 24, 2025	0.34	22,545	July 25, 2025
March 25, 2025	0.34	22,420	April 25, 2025
2024
September 24, 2024	0.40	24,292	October 25, 2024
June 24, 2024	0.40	20,255	July 26, 2024
March 26, 2024	0.40	19,530	April 26, 2024

Note 11 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024 is computed as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2025	2024	2025	2024
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	50,208	35,271	39,930	40,235

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	67,582	56,232	65,495	51,394
Effect of dilutive securities:
Restricted stock awards	1	1	1	1
Dilutive Shares	67,583	56,233	65,496	51,395
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.74	0.63	0.61	0.78
Diluted	0.74	0.63	0.61	0.78
There were no antidilutive shares that were excluded from the calculation of diluted earnings per share during the three and nine months ended September 30, 2025 and 2024.
Note 12 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2025, we were not aware of any reported or unreported contingencies.
Note 13 – Subsequent Events
Dividends
On November 4, 2025, we declared a Series C Preferred Stock dividend of $0.46875 per share payable on December 29, 2025 to our stockholders of record as of December 5, 2025.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this quarterly report on Form 10-Q, or this "Quarterly Report," we refer to Invesco Mortgage Capital Inc. and its consolidated subsidiaries as "we," "us," "our Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Invesco Advisers, Inc., as our "Manager" and we refer to the indirect parent company of our Manager, Invesco Ltd. together with its consolidated subsidiaries (which does not include us), as "Invesco."
The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our condensed consolidated financial statements, which are included in Item 1 of this Quarterly Report, as well as the information contained in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. We caution you not to rely unduly on any forward-looking statements and urge you to carefully consider the factors described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and our Annual Report on Form 10-K. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary
We are a Maryland corporation primarily focused on investing in, financing and managing mortgage-backed securities (“MBS”) and other mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation.
As of September 30, 2025, we were invested in:
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

Market Conditions and Impacts
Macroeconomic factors that affect our business include inflation, economic growth, employment conditions, interest rates, interest rate volatility, fiscal and monetary policy, public policy, financial conditions, spread premiums, residential and commercial real estate prices, credit availability, the health of the banking system, consumer spending, personal income and corporate earnings. Of these macroeconomic factors, financial conditions, inflation, employment conditions, monetary policy, interest rates and interest rate volatility had the most direct impact on our performance and financial condition during the third quarter of 2025.
Financial conditions remained accommodative during the third quarter as volatility measures declined sharply and equity markets performed well, with the S&P 500 Index and the NASDAQ posting gains of 8.1% and 11.4%, respectively. Credit markets ended the quarter largely unchanged, with investment-grade and high-yield corporate bond spreads widening slightly, while emerging market debt spreads tightened modestly.
Inflation continued to exceed the Federal Reserve’s 2% target over the quarter, with the headline consumer price index (“CPI”) rising 2.9% year-over-year in August, up from 2.7% at the end of June, and core CPI, which excludes food and energy, increased by 3.1% year-over-year, compared to 2.9% previously. Investor expectations for future inflation increased modestly, reflecting concerns about the potential impact of fiscal and trade policies on consumer prices. Breakeven rates on Treasury inflation-protected securities moved higher during the quarter, with the two-year breakeven rising to 2.6% from 2.5%, and the five-year breakeven increasing to 2.5% from 2.3%. Meanwhile, labor market data pointed to continued sluggish growth. The economy added an average of 51,000 jobs in July and August (with September data delayed due to the government shutdown), down slightly from the second quarter average of 55,000. The headline unemployment rate increased slightly, moving from 4.1% in June to 4.3% in August.
Despite inflation levels consistently above the Federal Reserve’s 2% target, the Federal Open Market Committee (“FOMC”) lowered its benchmark Federal Funds target rate by 25 basis points in mid-September, citing signs of a weaker labor market. As of the end of September, Federal Funds futures reflected expectations for an additional 50 basis points of rate cuts by year end. Quantitative tightening continued through the third quarter, with the Federal Reserve maintaining its monthly runoff of U.S. Treasuries at $5 billion, while maintaining the $35 billion cap on Agency MBS runoff.
Interest rates declined across the Treasury yield curve during the third quarter, reflecting market expectations for a more accommodative policy stance from the Federal Reserve and continued weakness in the labor market. The yield on the two-year Treasury fell 12 basis points to 3.60%, the five-year yield declined 6 basis points to 3.73% and the ten-year yield decreased by 8 basis points to 4.15%. Interest rate volatility declined notably throughout the quarter, as the market coalesced around expectations for two additional rate cuts by the Federal Reserve before year end.
Agency RMBS performed well during the third quarter, benefiting from the persistent decline in interest rate volatility as well as the overall supportive environment for risk assets. While demand from commercial banks and overseas investors remained relatively subdued during the quarter, the steepening of the yield curve in the front end, aided by expectations for additional monetary policy easing in the coming months, improved investor sentiment for Agency RMBS as money managers and mortgage REITs deployed inflows into the sector. The outperformance was broadly distributed across the 30-year conventional mortgage coupon stack, with discount coupons recording the largest gains. Coupons ranging from 2.0% to 5.0% outperformed their Treasury hedges by 90 to 130 basis points, while 5.5% to 6.5% coupons posted more modest excess returns relative to Treasuries of 30 to 80 basis points. Performance in higher coupons was dampened by elevated prepayment risk, as 30-year mortgage rates declined approximately 0.5% during the quarter.
Prepayment speeds increased marginally during the quarter as the seasonal decline in housing turnover was offset by a notable increase in refinancing activity, which is expected to persist in higher coupons over the next few months. Positively, premiums on specified pool collateral improved in higher coupons during the quarter as investors sought prepayment protection. Agency CMBS risk premiums continued to decline with broader financial markets.

Market Rates

	As of
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	One Quarter Change	One Year Change
Interest Rates
Effective Federal Funds Rate	4.09%	4.33%	4.33%	4.33%	4.83%	(0.24)%	(0.74)%
One-month SOFR	4.13%	4.34%	4.32%	4.33%	4.86%	(0.21)%	(0.73)%

2 Year Treasury	3.60%	3.72%	3.91%	4.25%	3.65%	(0.12)%	(0.05)%
5 Year Treasury	3.73%	3.79%	3.98%	4.39%	3.58%	(0.06)%	0.15%
10 Year Treasury	4.15%	4.23%	4.24%	4.58%	3.80%	(0.08)%	0.35%
30 Year Treasury	4.73%	4.77%	4.61%	4.78%	4.13%	(0.04)%	0.60%

	As of
(in basis points)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	One Quarter Change	One Year Change
Swap Spreads (1)
2 Year	(22)	(23)	(17)	(16)	(20)	1	(2)
5 Year	(35)	(37)	(31)	(34)	(31)	2	(4)
10 Year	(49)	(54)	(45)	(50)	(47)	5	(2)
30 Year	(80)	(87)	(79)	(85)	(82)	7	2

30 Year Mortgage Spreads vs. 5/10 Year Treasury Blend (2)
FNMA 2.0%	84	91	76	65	72	(7)	12
FNMA 2.5%	91	97	86	74	82	(6)	9
FNMA 3.0%	90	98	88	77	85	(8)	5
FNMA 3.5%	89	99	89	78	87	(10)	2
FNMA 4.0%	88	99	87	76	95	(11)	(7)
FNMA 4.5%	99	114	105	91	109	(15)	(10)
FNMA 5.0%	119	130	122	108	132	(11)	(13)
FNMA 5.5%	134	149	142	126	143	(15)	(9)
FNMA 6.0%	123	160	146	140	129	(37)	(6)
FNMA 6.5%	113	127	118	135	109	(14)	4

10 Year Agency CMBS Spreads vs. Treasuries (3)
FHLMC K	37	42	45	41	45	(5)	(8)
FNMA DUS	44	47	49	47	58	(3)	(14)
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

Outlook
Given the notable decline in interest rate volatility, we remain constructive on Agency RMBS, though we view near term risks as balanced following its recent strong performance. Our longer-term outlook for the sector remains favorable, as we expect investor demand to broaden given lower interest rate volatility, a steeper yield curve and attractive valuations. In addition, Agency CMBS continues to offer attractive risk-adjusted yields and diversification benefits relative to our Agency RMBS holdings, supported by its stable cash flow profile and lower sensitivity to interest rate fluctuations. Lastly, we believe anticipated changes to bank regulatory capital rules would increase demand for Agency RMBS and Agency CMBS, providing further support for both sectors.
Investment Activities
The table below shows the composition of our investment portfolio as of September 30, 2025, December 31, 2024 and September 30, 2024.

	As of
$ in thousands	September 30, 2025	December 31, 2024	September 30, 2024
Agency RMBS:
30 year fixed-rate pass-through, at fair value	4,778,759	4,541,525	5,107,814
Agency CMO, at fair value	70,960	70,776	73,199
Agency CMBS, at fair value	899,519	816,147	675,074
Non-Agency CMBS, at fair value	—	9,836	9,936
Non-Agency RMBS, at fair value	—	7,224	7,673
Total investment portfolio	5,749,238	5,445,508	5,873,696
As of September 30, 2025, our holdings of 30 year fixed-rate Agency RMBS represented approximately 83% of our total investment portfolio compared to 83% as of December 31, 2024 and 87% as of September 30, 2024. Our 30 year fixed-rate Agency RMBS holdings as of September 30, 2025, December 31, 2024 and September 30, 2024 consisted of specified pools with coupon distributions as shown in the table below.

	As of
	September 30, 2025			December 31, 2024			September 30, 2024
$ in thousands	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield
4.0%	—	—%	—%	369,321	8.1%	4.67%	577,105	11.3%	4.66%
4.5%	745,869	15.6%	4.91%	658,218	14.5%	4.95%	703,865	13.8%	4.95%
5.0%	1,238,419	25.9%	5.24%	836,197	18.4%	5.35%	1,147,475	22.5%	5.27%
5.5%	1,224,244	25.6%	5.56%	1,196,335	26.3%	5.59%	1,260,678	24.6%	5.59%
6.0%	1,340,686	28.1%	5.93%	1,481,454	32.7%	5.97%	1,418,691	27.8%	5.98%
6.5%	229,541	4.8%	6.14%	—	—%	—%	—	—	—%
Total 30 year fixed-rate Agency RMBS	4,778,759	100.0%	5.51%	4,541,525	100.0%	5.50%	5,107,814	100.0%	5.43%

Our holdings of Agency RMBS are primarily focused on specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. The table below shows the specified pool characteristics of our 30 year fixed-rate Agency RMBS holdings as of September 30, 2025, December 31, 2024 and September 30, 2024.

	As of
	September 30, 2025		December 31, 2024		September 30, 2024
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
Specified pool characteristic:
Geographic location	791,587	16.6%	741,428	16.3%	797,179	15.6%
Loan balance	1,979,169	41.4%	1,961,771	43.2%	2,185,843	42.8%
High loan-to-value ratio	748,964	15.7%	509,459	11.2%	792,248	15.5%
Low credit score	1,259,039	26.3%	1,328,867	29.3%	1,332,544	26.1%
Total 30 year fixed-rate Agency RMBS	4,778,759	100.0%	4,541,525	100.0%	5,107,814	100.0%
As of September 30, 2025, our holdings of Agency CMBS represented approximately 16% of our total investment portfolio compared to 15% as of December 31, 2024 and 11% as of September 30, 2024. Our holdings of Agency CMBS benefit from prepayment protection characteristics and have an attractive return profile. Further, the hedging costs related to these holdings are economical as they are less sensitive to interest rate risk given prepayment protection and scheduled balloon maturity payments. As of September 30, 2025, approximately 81% of our Agency CMBS holdings were Fannie Mae DUS and 19% were Freddie Mac Multifamily Participation Certificates.
We sold our remaining investments in non-Agency securities during 2025. As of December 31, 2024 and September 30, 2024, our holdings of non-Agency securities represented less than 1% of our total investment portfolio.
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

$ in thousands	Collateralized borrowings under repurchase agreements
Quarter Ended	Quarter-end balance	Average quarterly balance (1)	Maximum balance (2)
September 30, 2024	5,184,885	5,004,504	5,184,885
December 31, 2024	4,893,958	4,865,582	4,943,054
March 31, 2025	5,354,561	4,930,237	5,354,561
June 30, 2025	4,635,881	4,577,566	4,635,881
September 30, 2025	5,150,081	4,889,782	5,150,081
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
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the nine months ended September 30, 2025, we entered into interest rate swaps with a notional amount of $745.0 million and terminated existing interest rate swaps with a notional amount of $630.0 million.

We also use futures contracts as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. During the nine months ended September 30, 2025, we entered into futures contracts with a notional amount of $4.2 billion and terminated existing futures contracts with a notional amount of $4.6 billion.
Daily variation margin for interest rate swaps and futures contracts is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statements of operations.
Additionally, we have used and may in the future use short positions in TBAs to manage risk and economically hedge a portion of our exposure to changes in Agency RMBS valuations.
Capital Activities
As of September 30, 2025, we had 20,388,007 shares of our common stock remaining available for sale from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. The table below shows sales of our common stock under equity distribution agreements during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in ones, $ in thousands	2025	2024	2025	2024
Shares sold	4,638,385	10,084,138	9,133,192	12,211,131
Fees paid to placement agents	458	1,123	942	1,369
Cash proceeds, net of fees paid to placement agents	36,145	88,684	74,376	108,062
For information on dividends declared during the nine months ended September 30, 2025 and 2024, see Note 10 - “Stockholders' Equity” of our condensed consolidated financial statements in Part I. Item 1 of this quarterly report on Form 10-Q.
During the nine months ended September 30, 2025, we did not repurchase any shares of our common stock.
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and nine months ended September 30, 2025, we repurchased and retired 89,223 and 276,172 shares of Series C Preferred Stock, respectively. During the three and nine months ended September 30, 2024, we repurchased and retired no shares and 138,008 shares of Series B Preferred Stock, respectively, and 66,507 and 267,916 shares of Series C Preferred Stock, respectively. We redeemed all outstanding shares of our Series B Preferred Stock in December 2024. As of September 30, 2025, we had authority to repurchase 430,487 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.
Book Value per Common Share
We calculate book value per common share as follows.

	As of
In thousands except per share amounts	September 30, 2025	December 31, 2024
Numerator (adjusted equity):
Total equity	769,581	730,729
Less: Liquidation preference of Series C Preferred Stock	(173,262)	(180,166)
Total adjusted equity	596,319	550,563

Denominator (number of shares):
Common stock outstanding	70,946	61,730

Book value per common share	8.41	8.92
Our book value per common share decreased 5.7% as of September 30, 2025 compared to December 31, 2024. The decrease in our book value per common share was primarily due to losses on derivative instruments, dividends declared and expenses, which were partially offset by net interest income and gains on investments. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our most recent Form 10-K for the year ended December 31, 2024.
Recent Accounting Standards
None.

Results of Operations
The table below presents information from our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2025	2024	2025	2024

Interest income	72,916	73,825	217,386	210,436
Interest expense	55,302	66,315	163,222	187,288
Net interest income	17,614	7,510	54,164	23,148
Other income (loss)
Gain (loss) on investments, net	49,540	165,168	126,430	53,803
(Increase) decrease in provision for credit losses	—	80	—	(222)
Equity in earnings (losses) of unconsolidated ventures	—	—	—	(193)
Gain (loss) on derivative instruments, net	(9,218)	(127,345)	(116,813)	(5,922)
Total other income (loss)	40,322	37,903	9,617	47,466
Expenses
Management fee – related party	2,662	2,888	8,489	8,694
General and administrative	1,803	1,805	5,507	5,544
Total expenses	4,465	4,693	13,996	14,238
Net income (loss)	53,471	40,720	49,785	56,376
Dividends to preferred stockholders	(3,261)	(5,474)	(9,899)	(16,567)
Gain (loss) on repurchase and retirement of preferred stock	(2)	25	44	426
Net income (loss) attributable to common stockholders	50,208	35,271	39,930	40,235
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	0.74	0.63	0.61	0.78
Diluted	0.74	0.63	0.61	0.78
Weighted average number of shares of common stock:
Basic	67,582,202	56,231,850	65,494,740	51,394,067
Diluted	67,582,683	56,233,031	65,495,971	51,395,488

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Average earning assets (1)	5,382,189	5,566,299	5,294,406	5,130,153
Average earning asset yields (2)	5.42%	5.31%	5.47%	5.47%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Total average earning assets decreased $184.1 million for the three months ended September 30, 2025 and increased $164.3 million for the nine months ended September 30, 2025 compared to the same periods in 2024. Changes in our average earning assets are a factor of our total stockholders' equity and our desired leverage levels.
Average earning asset yields increased 11 basis points for the three months ended September 30, 2025 and were unchanged for the nine months ended September 30, 2025 compared to the same periods in 2024. Changes in our average earning asset yields are driven by the composition of our investments, amortized cost of our securities and prepayment rates.
Our interest income includes coupon interest and net (premium amortization) discount accretion as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Interest Income
Coupon interest	73,185	72,348	217,799	206,037
Net (premium amortization) discount accretion	(269)	1,477	(413)	4,399
Total interest income	72,916	73,825	217,386	210,436
Our interest income decreased slightly for the three months ended September 30, 2025 compared to the same period in 2024 as a decrease in average earning assets was largely offset by an increase in average earning asset yields. Interest income increased $7.0 million for the nine months ended September 30, 2025 compared to the same period in 2024 due to higher average earning assets.
Prepayment Speeds
Our Agency RMBS portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. In an environment of rising interest rates, prepayment speeds will generally decrease as homeowners are not as incentivized to refinance. For Agency RMBS where we do not estimate prepayments, premium amortization and discount accretion are not impacted by prepayments until actual prepayments occur. For Agency RMBS purchased at a substantial premium relative to principal value, expected future prepayment speeds are estimated on at least a quarterly basis. If the actual prepayment speed during the period is faster than estimated, the amortization on securities purchased at a premium to par value will be accelerated, resulting in lower interest income recognized.

The following table presents net (premium amortization) discount accretion recognized for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Agency RMBS	(386)	1,298	(727)	4,028
Agency CMBS	117	168	326	338
Non-Agency CMBS	—	114	—	372
Non-Agency RMBS	—	(103)	(12)	(338)
U.S. Treasury Securities	—	—	—	(1)
Net (premium amortization) discount accretion	(269)	1,477	(413)	4,399

The change in net (premium amortization) discount accretion for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily a result of repositioning a portion of our investment portfolio into higher coupon securities that have higher amortized costs relative to principal value.
Our interest income is subject to interest rate risk. Refer to Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for more information relating to interest rate risk and its impact on our operating results.
Interest Expense and Cost of Funds
The table below presents information related to our borrowings and cost of funds for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Total average borrowings (1)	4,889,782	5,004,504	4,799,047	4,560,365
Maximum borrowings during the period (2)	5,150,081	5,184,885	5,354,561	5,184,885
Cost of funds (3)	4.52%	5.30%	4.53%	5.48%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.
Total average borrowings decreased $114.7 million for the three months ended September 30, 2025 and increased $238.7 million for the nine months ended September 30, 2025 compared to the same periods in 2024. Changes in our average borrowings are a factor of our total stockholders' equity and our desired leverage levels.
Our average cost of funds decreased 78 basis points and 95 basis points for the three and nine months ended September 30, 2025 compared to the same periods in 2024, respectively. Changes in our costs of funds are substantially driven by the Federal Funds target rate, which was set at a range of 4.25% to 4.50% for the majority of the three and nine months ended September 30, 2025 and a range of 5.25% to 5.50% for the majority of the three and nine months ended September 30, 2024.
The table below presents the components of interest expense for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Interest Expense
Interest expense on repurchase agreement borrowings	55,302	66,315	163,222	187,288
Total interest expense	55,302	66,315	163,222	187,288
Our interest expense decreased $11.0 million for three months ended September 30, 2025 compared to the same period in 2024 due to a lower cost of funds and a decrease in average borrowings. Our interest expense decreased $24.1 million for the nine months ended September 30, 2025 compared to the same period in 2024 due to a lower cost of funds, which was partially offset by an increase in average borrowings.

Net Interest Income
The table below presents the components of net interest income for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Interest income	72,916	73,825	217,386	210,436
Interest expense	55,302	66,315	163,222	187,288
Net interest income	17,614	7,510	54,164	23,148
Net interest rate margin	0.90%	0.01%	0.94%	(0.01)%
Our net interest income, which equals total interest income less total interest expense, and our net interest rate margin, which equals the yield on our average earning assets for the period less the average cost of funds, increased for the three months ended September 30, 2025 compared to the same period in 2024 due to a lower cost of funds and an increase in average earning asset yields. Our net interest income and net interest rate margin increased for the nine months ended September 30, 2025 compared to the same period in 2024 due to a lower cost of funds. Our cost of funds is generally more sensitive to changes in interest rates than the yield on our investment portfolio, which is largely comprised of 30 year fixed-rate Agency RMBS.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Net realized gains (losses) on sale of MBS	1,222	4,963	(2,417)	(4,787)
Net unrealized gains (losses) on MBS accounted for under the fair value option	48,318	160,205	128,847	59,048
Net unrealized gains (losses) on U.S. Treasury securities	—	—	—	(372)
Net realized gains (losses) on U.S. Treasury securities	—	—	—	(86)
Total gain (loss) on investments, net	49,540	165,168	126,430	53,803
During the three and nine months ended September 30, 2025, we sold MBS and realized net gains of $1.2 million and net losses of $2.4 million, respectively (three and nine months ended September 30, 2024: net gains of $5.0 million and net losses of $4.8 million, respectively). Net realized gains during the three months ended September 30, 2025 reflect a decrease in our allocation to higher coupon Agency RMBS. Net realized losses during the nine months ended September 30, 2025 primarily reflect sales of lower coupon Agency RMBS during the first quarter. Net realized gains and losses during the three and nine months ended September 30, 2024 primarily reflect sales of 4.0% to 5.0% coupon Agency RMBS with a portion of the proceeds being used to purchase Agency CMBS.
Under the fair value option, changes in fair value are recognized in income on the condensed consolidated statements of operations. As of September 30, 2025, all of our MBS were accounted for under the fair value option (December 31, 2024: $5.4 billion or 99.7%).
We recorded net unrealized gains on our MBS portfolio accounted for under the fair value option of $48.3 million and $128.8 million in the three and nine months ended September 30, 2025, respectively, primarily due to a sharp decline in interest rates during the year, as valuations on fixed-rate securities increased as interest rates fell. We recorded net unrealized gains on our MBS portfolio accounted for under the fair value option of $160.2 million and $59.0 million in the three and nine months ended September 30, 2024, respectively, due to lower interest rates during the third quarter resulting in improved valuations on Agency RMBS and Agency CMBS.
We did not hold any U.S. Treasury securities during the three and nine months ended September 30, 2025 or the three months ended September 30, 2024. We recorded net realized and unrealized losses of $458,000 on U.S. Treasury securities in the nine months ended September 30, 2024.
(Increase) Decrease in Provision for Credit Losses
We recorded an $80,000 decrease and $222,000 increase in the provision for credit losses during the three and nine months ended September 30, 2024, respectively, on a single security based on a comparison of the security's amortized cost basis to discounted expected cash flows. We sold the security in 2025 and no longer own any securities that are classified as available-for-sale and, therefore, subject to evaluation for credit losses.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the nine months ended September 30, 2024, we recorded equity in losses of $193,000. We received a final distribution from our sole remaining unconsolidated venture during the first quarter of 2024, and the venture was dissolved in April 2024.
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
The tables below summarize our realized and unrealized gain (loss) on derivative instruments, net for the following periods.

$ in thousands	Three months ended September 30, 2025
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(35,447)	29,138	5,714	(595)
Futures Contracts	(13,742)	—	5,119	(8,623)
Total	(49,189)	29,138	10,833	(9,218)

$ in thousands	Three months ended September 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(160,472)	40,883	517	(119,072)
Futures Contracts	(12,419)	—	2,527	(9,892)
TBAs	94	—	1,525	1,619
Total	(172,797)	40,883	4,569	(127,345)

$ in thousands	Nine months ended September 30, 2025
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(148,022)	85,848	(2,229)	(64,403)
Futures Contracts	(52,258)	—	(2,725)	(54,983)
TBAs	1,967	—	606	2,573
Total	(198,313)	85,848	(4,348)	(116,813)

$ in thousands	Nine months ended September 30, 2024
Derivative not designated as hedging instrument	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest Rate Swaps	(134,661)	129,441	8,569	3,349
Futures Contracts	(12,419)	—	2,527	(9,892)
TBAs	621	—	—	621
Total	(146,459)	129,441	11,096	(5,922)

As of September 30, 2025 and December 31, 2024, we held the following interest rate swaps whereby we pay fixed interest rates and receive floating interest rates based upon SOFR.

$ in thousands	As of September 30, 2025				As of December 31, 2024
Derivative instrument	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest Rate Swaps	3,380,000	1.08%	4.24%	5.9	3,265,000	0.97%	4.49%	5.3
We use interest rate swaps to manage our exposure to changing interest rates and add stability to interest rate expense. During the nine months ended September 30, 2025, we entered into interest rate swaps with a notional amount of $745.0 million and terminated existing interest rate swaps with a notional amount of $630.0 million. We recorded net losses of $595,000 and $64.4 million on interest rate swaps for the three and nine months ended September 30, 2025, respectively (three and nine months ended September 30, 2024: net losses of $119.1 million and net gains of $3.3 million, respectively). Net losses during the nine months ended September 30, 2025 were due to a sharp decline in swap rates during the year.
As of September 30, 2025 and December 31, 2024, we held the following futures contracts.

	As of
	September 30, 2025	December 31, 2024
$ in thousands	Notional Amount - Short	Notional Amount - Short
10 year U.S. Treasury futures	520,000	136,000
Ultra 10 year U.S. Treasury futures	290,000	1,057,000
30 year U.S. Treasury futures	190,000	209,000
Total	1,000,000	1,402,000
We use futures contracts as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. During the nine months ended September 30, 2025, we entered into futures contracts with a notional amount of $4.2 billion and terminated existing futures contracts with a notional amount of $4.6 billion. We recognized net losses of $8.6 million and $55.0 million on futures contracts during the three and nine months ended September 30, 2025, respectively (three and nine months ended September 30, 2024: net losses of $9.9 million). Net losses during the three and nine months ended September 30, 2025 were due to a decline in interest rates.
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date in long positions as an alternative means of investing in and financing Agency RMBS. During the second quarter of 2025, we used short positions in TBAs in response to heightened market volatility to manage risk and economically hedge a portion of our exposure to changes in Agency RMBS valuations. We did not hold any TBAs during the three months ended September 30, 2025. We recorded net gains of $2.6 million on TBAs during the nine months ended September 30, 2025 (three and nine months ended September 30, 2024: net gains of $1.6 million and $621,000, respectively).
Expenses
We incurred management fees of $2.7 million and $8.5 million for the three and nine months ended September 30, 2025, respectively (three and nine months ended September 30, 2024: $2.9 million and $8.7 million, respectively). Our management fees are determined by our average stockholders' equity. Refer to Note 9 – "Related Party Transactions" of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $1.8 million and $5.5 million for the three and nine months ended September 30, 2025, respectively (three and nine months ended September 30, 2024: $1.8 million and $5.5 million, respectively). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.
Gain (Loss) on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the three and nine months ended September 30, 2025, we repurchased and retired 89,223 and 276,172 shares of Series C Preferred Stock, respectively. During the three and nine months ended September 30, 2024, we repurchased and retired no shares and 138,008 shares of Series B Preferred Stock, respectively, and 66,507 and 267,916 shares of Series C Preferred Stock, respectively. Gains and losses on repurchases and retirements of preferred stock represent the difference between the consideration transferred and the carrying value of the preferred stock.
Net Income (Loss) Attributable to Common Stockholders
For the three months ended September 30, 2025, our net income attributable to common stockholders was $50.2 million (September 30, 2024: $35.3 million) or $0.74 basic and diluted net income per average share available to common stockholders (September 30, 2024: $0.63 per share). The change in net income attributable to common stockholders was primarily due to (i) net gains on investments of $49.5 million in the 2025 period compared to net gains on investments of $165.2 million in the 2024 period; (ii) net losses on derivative instruments of $9.2 million in the 2025 period compared to net losses on derivatives of $127.3 million in the 2024 period; and (iii) a $10.1 million increase in net interest income.
For the nine months ended September 30, 2025, our net income attributable to common stockholders was $39.9 million (September 30, 2024: $40.2 million) or $0.61 basic and diluted net income per average share available to common stockholders (September 30, 2024: $0.78 per share). The change in net income attributable to common stockholders was primarily due to (i) net gains on investments of $126.4 million in the 2025 period compared to net gains on investments of $53.8 million in the 2024 period; (ii) net losses on derivative instruments of $116.8 million in the 2025 period compared to net losses on derivatives of $5.9 million in the 2024 period; and (iii) a $31.0 million increase in net interest income.
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
By excluding the gains and losses discussed above, we believe the presentation of earnings available for distribution provides a consistent measure of operating performance that investors can use to evaluate our results over multiple reporting periods and, to a certain extent, compare to our peer companies. However, because not all of our peer companies use identical operating performance measures, our presentation of earnings available for distribution may not be comparable to other similarly titled measures used by our peer companies. We exclude the impact of gains and losses when calculating earnings available for distribution because (i) when analyzed in conjunction with our U.S. GAAP results, earnings available for distribution provides additional detail of our investment portfolio’s earnings capacity and (ii) gains and losses have not been accounted for consistently under U.S. GAAP. Under U.S. GAAP, certain gains and losses may be reflected in net income whereas other gains and losses may be reflected in other comprehensive income. For example, a portion of our mortgage-backed securities were historically classified as available-for-sale securities, and changes in the valuation of these securities were recorded in other comprehensive income on our condensed consolidated balance sheets. We elected the fair value option for our mortgage-backed securities purchased on or after September 1, 2016, and changes in the valuation of these securities are recorded in other income (loss) in our condensed consolidated statements of operations. In addition, certain gains and losses represent one-time events. We may add and have added additional reconciling items to our earnings available for distribution calculation as appropriate.
To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gains. We have historically distributed at least 100% of our REIT taxable income. Because we view earnings available for distribution as a consistent measure of our investment portfolio's ability to generate income for distribution to common stockholders, earnings available for distribution is one metric, but not the exclusive metric, that our board of directors uses to determine the amount, if any, of dividends on our common stock. However, earnings available for distribution should not be considered as an indication of our taxable income, a guaranty of our ability to pay dividends or as a proxy for the amount of dividends we may pay, as earnings available for distribution excludes certain items that impact our cash needs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	50,208	35,271	39,930	40,235
Adjustments:
(Gain) loss on investments, net	(49,540)	(165,168)	(126,430)	(53,803)
Realized (gain) loss on derivative instruments, net (1)	49,189	172,797	198,313	146,459
Unrealized (gain) loss on derivative instruments, net (1)	(10,833)	(4,569)	4,348	(11,096)
TBA dollar roll income (2)	—	39	1,147	1,117
(Gain) loss on repurchase and retirement of preferred stock	2	(25)	(44)	(426)
Subtotal	(11,182)	3,074	77,334	82,251
Earnings available for distribution	39,026	38,345	117,264	122,486
Basic income (loss) per common share	0.74	0.63	0.61	0.78
Earnings available for distribution per common share (3)	0.58	0.68	1.79	2.38
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of operations includes the following components.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Realized gain (loss) on derivative instruments, net	(49,189)	(172,797)	(198,313)	(146,459)
Unrealized gain (loss) on derivative instruments, net	10,833	4,569	(4,348)	11,096
Contractual net interest income (expense) on interest rate swaps	29,138	40,883	85,848	129,441
Gain (loss) on derivative instruments, net	(9,218)	(127,345)	(116,813)	(5,922)
(2)A TBA dollar roll is a series of derivative transactions where TBAs with the same specified issuer, term and coupon but different settlement dates are simultaneously bought and sold. The TBA settling in the later month typically prices at a discount to the TBA settling in the earlier month. TBA dollar roll income represents the price differential between the TBA price for current month settlement compared to the TBA price for forward month settlement. We include TBA dollar roll income in earnings available for distribution because it is the economic equivalent of interest income on the underlying Agency RMBS, less an implied financing cost, over the forward settlement period. TBA dollar roll income is a component of gain (loss) on derivative instruments, net on our condensed consolidated statements of operations.

(3)Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding.
The table below shows the components of earnings available for distribution for the following periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Effective net interest income (1)	46,752	48,393	140,012	152,589
TBA dollar roll income	—	39	1,147	1,117
Equity in earnings (losses) of unconsolidated ventures	—	—	—	(193)
(Increase) decrease in provision for credit losses	—	80	—	(222)
Total expenses	(4,465)	(4,693)	(13,996)	(14,238)
Subtotal	42,287	43,819	127,163	139,053
Dividends to preferred stockholders	(3,261)	(5,474)	(9,899)	(16,567)
Earnings available for distribution	39,026	38,345	117,264	122,486
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution increased slightly during the three months ended September 30, 2025 compared to the same period in 2024 due to lower preferred dividends resulting from the redemption of our Series B Preferred Stock in December 2024, which was partially offset by a decrease in effective net interest income. Earnings available for distribution decreased during the nine months ended September 30, 2025 compared to the same period in 2024 due to lower effective net interest income, which was partially offset by lower preferred dividends. See below for details on the change in effective net interest income.
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

	Three Months Ended September 30,
	2025		2024
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	55,302	4.52%	66,315	5.30%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(29,138)	(2.38)%	(40,883)	(3.27)%
Effective interest expense	26,164	2.14%	25,432	2.03%

	Nine Months Ended September 30,
	2025		2024
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	163,222	4.53%	187,288	5.48%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(85,848)	(2.39)%	(129,441)	(3.78)%
Effective interest expense	77,374	2.14%	57,847	1.70%
Our effective interest expense increased slightly in the three months ended September 30, 2025 compared to the same period in 2024 due to a decrease in contractual net interest income on interest rate swaps, which was largely offset by a lower average cost of funds and a decrease in average borrowings. Our effective interest expense increased in the nine months ended September 30, 2025 compared to the same period in 2024 due to a decrease in contractual net interest income on interest rate swaps and an increase in average borrowings, which was partially offset by a lower average cost of funds.
Our effective cost of funds increased in the three and nine months ended September 30, 2025 compared to the same periods in 2024 due to a decrease in contractual net interest income on interest rate swaps, which was partially offset by a lower average cost of funds.
In addition to changes caused by the underlying floating rate index, the amount of contractual net interest income or expense on interest rate swaps that we recognize has changed based on changes in the size and composition of our interest rate swap portfolio. During the third quarter of 2024, we also began using futures contracts, which do not earn or incur contractual interest, in lieu of certain interest rate swaps as an alternative way to help mitigate the potential impact of changing interest rates on our performance. See preceding discussion under “Gain (Loss) on Derivative Instruments, net” for details of our interest rate swap portfolio as of September 30, 2025 and December 31, 2024.

The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended September 30,
	2025		2024
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	17,614	0.90%	7,510	0.01%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	29,138	2.38%	40,883	3.27%
Effective net interest income	46,752	3.28%	48,393	3.28%

	Nine Months Ended September 30,
	2025		2024
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	54,164	0.94%	23,148	(0.01)%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	85,848	2.39%	129,441	3.78%
Effective net interest income	140,012	3.33%	152,589	3.77%
Our effective net interest income decreased in the three months ended September 30, 2025 compared to the same period in 2024 due to a decrease in contractual net interest income on interest rate swaps, which was partially offset by a lower average cost of funds and an increase in average earning asset yields. Our effective net interest income decreased in the nine months ended September 30, 2025 compared to the same period in 2024 due to a decrease in contractual net interest income on interest rate swaps, which was partially offset by a lower average cost of funds.
Our effective net interest rate margin was unchanged in the three months ended September 30, 2025 compared to the same period in 2024 as a decrease in contractual net interest income on interest rate swaps was offset by a lower average cost of funds and an increase in average earning asset yields. Our effective net interest rate margin decreased in the nine months ended September 30, 2025 compared to the same period in 2024 due to a decrease in contractual net interest income on interest rate swaps, which was partially offset by a lower average cost of funds.

Economic Debt-to-Equity Ratio
The table below shows our debt-to-equity ratio and our economic debt-to-equity ratio as of September 30, 2025 and December 31, 2024. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity.
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

	As of
$ in thousands	September 30, 2025	December 31, 2024
Repurchase agreements	5,150,081	4,893,958
Total stockholders' equity	769,581	730,729

Debt-to-equity ratio (1)	6.7	6.7
Economic debt-to-equity ratio (2)	6.7	6.7
(1)Debt-to-equity ratio is calculated as the ratio of total repurchase agreements to total stockholders' equity.
(2)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis (none as of September 30, 2025; $606,000 as of December 31, 2024) to stockholders' equity.

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
We held cash, cash equivalents and restricted cash of $180.7 million as of September 30, 2025 (September 30, 2024: $168.5 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $97.3 million for the nine months ended September 30, 2025 (September 30, 2024: $121.3 million).
Our investing activities used net cash of $372.5 million in the nine months ended September 30, 2025 (September 30, 2024: $898.8 million). We used cash of $2.0 billion to purchase MBS during the nine months ended September 30, 2025 (September 30, 2024: $1.9 billion). Our primary source of cash from investing activities for the nine months ended September 30, 2025 was proceeds from sales of MBS of $1.5 billion (September 30, 2024: $887.2 million from the sales of MBS and $10.8 million from the sale of U.S. Treasury securities). We also generated $364.8 million from principal payments of MBS during the nine months ended September 30, 2025 (September 30, 2024: $261.9 million) and used cash of $198.3 million to settle derivative contracts in the nine months ended September 30, 2025 (September 30, 2024: $146.5 million).
Our financing activities provided net cash of $245.1 million for the nine months ended September 30, 2025 (September 30, 2024: $747.3 million). During the nine months ended September 30, 2025, we received net cash from proceeds on our repurchase agreements of $256.1 million (September 30, 2024: $726.6 million). We used cash of $79.6 million for the nine months ended September 30, 2025 to pay dividends (September 30, 2024: $75.7 million). Proceeds from issuance of common stock provided $74.4 million for the nine months ended September 30, 2025 (September 30, 2024: $108.1 million).

As of September 30, 2025, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.5% for Agency RMBS and 4.9% for Agency CMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS and a low of 4% to a high of 5% for Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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
We experience margin calls and increased collateral requirements in the ordinary course of our business. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase or if spreads widen, then the value of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will seek to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls or increased collateral requirements. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.
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
We are subject to financial covenants in connection with our lending, derivatives and other agreements we enter into in the normal course of our business. We intend to operate in a manner that complies with all of our financial covenants. Our lending and derivative agreements provide that we may be declared in default of our obligations if our leverage ratio exceeds certain thresholds and we fail to maintain stockholders’ equity or market value above certain thresholds over specified time periods.
Forward-Looking Statements Regarding Liquidity
As of September 30, 2025, we held $5.4 billion of Agency securities that are financed by repurchase agreements. We also had approximately $364.9 million of unencumbered investments and unrestricted cash of $58.5 million as of September 30, 2025. As of September 30, 2025, our known contractual obligations primarily consisted of $5.2 billion of repurchase agreement borrowings with a weighted average remaining maturity of 21 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities.
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
Exposure to Financial Counterparties
We finance a substantial portion of our investment portfolio through repurchase agreements. Under these agreements, we pledge assets from our investment portfolio as collateral. Additionally, certain counterparties may require us to provide cash collateral in the event the market value of the assets declines to maintain a contractual repurchase agreement collateral ratio. If a counterparty were to default on its obligations, we would be exposed to potential losses to the extent the fair value of collateral pledged by us to the counterparty, including any accrued interest receivable on such collateral, exceeded the amount loaned to us by the counterparty plus interest due to the counterparty. As of September 30, 2025, one counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than 5% of our stockholders' equity.
The following table summarizes our exposure to counterparties by geographic concentration as of September 30, 2025. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	14	3,248,401	156,354
Asia	3	648,057	32,980
Europe (excluding United Kingdom)	2	714,266	34,345
United Kingdom	1	539,357	21,809
Total	20	5,150,081	245,488
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
As discussed above, our distribution requirements are based on REIT taxable income rather than U.S. GAAP net income. The primary differences between our REIT taxable income and U.S. GAAP net income are: (i) unrealized gains and losses on investments for which we have elected the fair value option that are included in current U.S. GAAP income but are excluded from REIT taxable income until realized or settled; (ii) gains and losses on derivative instruments that are included in current U.S. GAAP net income but are excluded from REIT taxable income until realized; and (iii) temporary differences related to amortization of premiums and discounts on investments. For additional information regarding the characteristics of our dividends, refer to Note 11 – "Stockholders' Equity" of our annual report on Form 10-K for the year ended December 31, 2024.
Unrelated Business Taxable Income
We have not engaged in transactions that would result in a portion of our income being treated as unrelated business taxable income.
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended September 30, 2025, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2025.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of "investment company" under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of September 30, 2025, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS. If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, including net interest paid or received under interest rate swaps, as of September 30, 2025 and December 31, 2024, assuming a static portfolio and constant financing and asset spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	As of September 30, 2025		As of December 31, 2024
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(6.03)%	(0.92)%	(0.16)%	(0.59)%
+0.50%	(2.57)%	(0.33)%	0.02%	(0.21)%
-0.50%	2.00%	(0.11)%	(0.48)%	(0.05)%
-1.00%	3.90%	(0.77)%	(1.30)%	(0.47)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates as of September 30, 2025 and December 31, 2024. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investment and swap portfolios, which can result in material changes to our interest rate risk profile. When applicable, our scenario analysis assumes a floor of 0% for U.S. Treasury yields and, to be consistent, we also apply a floor of 0% for all related funding costs.
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
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any such legal proceedings.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following tables sets forth information with respect to our repurchases of Series C Preferred Stock during the three months ended September 30, 2025.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 to July 31, 2025	32,328	24.01	32,328	487,382
August 1, 2025 to August 31, 2025	24,995	24.50	24,995	462,387
September 1, 2025 to September 30, 2025	31,900	24.22	31,900	430,487
	89,223	24.22	89,223
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
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Series C Preferred Stock Dividends
We declared a Series C Preferred Stock dividend of $0.46875 per share on November 4, 2025 that is payable on December 29, 2025 to stockholders of record on December 5, 2025.

ITEM 6.     EXHIBITS.
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO MORTGAGE CAPITAL INC.

November 5, 2025	By:	/s/ John M. Anzalone
John M. Anzalone
Chief Executive Officer

November 5, 2025	By:	/s/ Mark Gregson
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

10.1
Equity Distribution Agreement, dated August 8, 2025 among the Company, the Operating Partnership, its Manager and the Placement Agents (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed with the SEC on August 8, 2025).

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