Form 10-K
period 2025-12-31
Invesco Mortgage Capital Inc.
filed 2026-02-23
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $518,097,016 based on the closing sales price on the New York Stock Exchange on June 30, 2025. As of February 20, 2026, there were 83,270,532 outstanding shares of common stock of Invesco Mortgage Capital Inc.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Invesco Mortgage Capital Inc.

Forward-Looking Statements; Risk Factors Summary
We make forward-looking statements in this Report on Form 10-K (“Report”) and other filings we make with the Securities and Exchange Commission (“SEC”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, our ability to continue performance trends, liquidity, results of operations, objectives, our views on domestic and global market conditions (including the Agency RMBS, Agency CMBS and residential and commercial real estate markets) and the market for our target assets, the stability of portfolio yields, interest rates, spreads, prepayment trends, financing sources, costs of funds, leverage, capital structure, equity allocation and our intention and ability to pay dividends. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words.
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
Risk Factor Summary
Risks Related to Our Investment and Portfolio Management Activities
•There could be adverse impacts to our income, book value and dividends resulting from fluctuations in interest rates.
•Interest rate volatility represents significant risks to our business.
•Spread risk is inherent to our business as a levered investor in our target assets.
•Our active portfolio management strategy may expose us to greater losses and lower returns.
•The U.S. Federal Reserve’s, GSEs’ or FDIC’s participation in the Agency RMBS market could have an adverse effect on our Agency RMBS investments.
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
•Our investments may be concentrated and subject to risk of default.
•The Federal conservatorship of and changes in laws affecting Fannie Mae and Freddie Mac may adversely affect our business.
•Competition may limit our ability to acquire desirable investments.
•There are a number of risks of losses associated with our investments.
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
•The recent advancements in and increased use of AI present risks and challenges that may adversely impact our business.
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
•We may enter into transactions and take certain actions that could affect the price of our common stock.
•The market price and trading volume of our capital stock may be volatile.
•Future issuances of equity securities may dilute your ownership in us and may also negatively affect the market price of our common stock.
•Investing in our capital stock may involve a high degree of risk.
•A change in market interest rates may cause a material decrease in the market price of our capital stock.

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
As of December 31, 2025, we were invested in:
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
We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the Investment Company Act of 1940, as amended (the “1940 Act”).
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
Human Capital
As previously discussed, we do not have any employees. Instead, under our management agreement, our Manager is responsible for providing us with our management team. Our executive officers may also serve as officers of our Manager. For additional information, refer to Item 13. “Certain Relationships and Related Transactions, and Director Independence” in Part III of this Report. Our Manager's long-term success depends on its ability to retain, develop, engage and attract top talent. Our Manager invests significantly in talent development, employee benefit programs, technology and other resources that support its employees in developing their full potential. Invesco believes that an employee community that is diverse and inclusive, engaged in their communities and invested in employee well-being will drive positive outcomes for its clients and shareholders.

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
Investment Committee
Our investment committee is comprised of certain of our officers and certain of our Manager’s investment professionals. The investment committee periodically reviews our investment portfolio for risk characteristics, investment performance, liquidity, portfolio composition, leverage and other applicable items. It also reviews its compliance with our investment policies and procedures, including our investment guidelines. Our Manager discusses investment performance with our Board of Directors at the end of each quarter in conjunction with its review of our quarterly results.

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
Our investment process includes sourcing and screening investment opportunities, considering investment suitability, conducting interest rate and prepayment analysis, evaluating cash flow and collateral performance, reviewing legal structure, analyzing servicer and originator information and assessing investment structuring, as appropriate, to ensure an attractive return commensurate with the risk we are bearing. Upon identification of an investment opportunity, the investment will be screened and monitored by our Manager to determine its impact on maintaining our REIT qualification and our exemption from registration under the 1940 Act. We make investments in sectors where our Manager has strong core competencies and where we believe market risk and expected performance can be reasonably quantified.
Our Manager evaluates each of our investment opportunities based on its expected risk-adjusted return relative to the returns available from other, comparable investments. In addition, we evaluate new opportunities based on their relative expected returns compared to assets held in our portfolio. The terms of any leverage available to us for use in funding an investment purchase are also taken into consideration, as are any risks posed by illiquidity or correlations with other assets in the portfolio. Our Manager also develops a macro outlook with respect to each target asset class by examining factors in the broader economy such as gross domestic product, interest rates, unemployment rates and availability of credit, among other factors. This outlook guides our Manager’s assumptions regarding model inputs and portfolio allocations among target assets. Our Manager analyzes fundamental trends in the relevant target asset class sector to adjust or maintain its outlook for that particular target asset class. Additionally, our Manager conducts extensive diligence with respect to each target asset class by, among other things, examining and monitoring the capabilities and financial wherewithal of the parties responsible for the origination, administration and servicing of relevant target assets.
Investment Strategy
We have invested in a diversified pool of mortgage assets that generate attractive risk-adjusted returns. Our current investment portfolio includes Agency RMBS and Agency CMBS. Our investment portfolio has also historically included, and may in the future include, non-Agency CMBS, non-Agency RMBS, TBAs, credit risk transfer securities that are unsecured obligations issued by government sponsored enterprises (“GSEs”), residential mortgage loans, commercial mortgage loans and other real estate-related investments. We refer to all of these investment types collectively as our target assets. We have also historically purchased U.S. Treasury securities and, in addition to direct purchases of our target assets, invested in ventures managed by an affiliate of our Manager, which, in turn, invested in our target assets. We accept credit and spread risk to earn income and manage our interest rate risk exposure through our hedge portfolio.
Agency RMBS
Agency RMBS are residential mortgage-backed securities issued by a U.S. government agency such as Ginnie Mae, or a federally chartered corporation such as Fannie Mae or Freddie Mac (GSEs) that are secured by a collection of mortgages. Payments of principal and interest on Agency RMBS, not the market value of the securities themselves, are guaranteed by the issuer. Agency RMBS differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, Agency RMBS provide for monthly payments of both principal and interest. In effect, these payments are a “pass-through” of scheduled and unscheduled principal payments and the monthly interest payments made by the individual borrowers on the mortgage loans, net of any fees paid to the servicers, guarantors or other related parties of the securities.
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
Mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) that are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae are types of Agency RMBS that are collateralized by either fixed-rate mortgage loans (“FRMs”), adjustable-rate mortgage loans (“ARMs”), or hybrid ARMs. FRMs have an interest rate that is fixed for the term of the loan and do not adjust. The interest rates on ARMs generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index. Hybrid ARMs have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to an increment over a specified interest rate index. ARMs and hybrid ARMs generally have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. Our allocation of our Agency RMBS collateralized by FRMs, ARMs or hybrid ARMs will depend on various factors including, but not limited to, relative value, expected future prepayment trends, supply and demand, costs of hedging, costs of financing, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We take these factors into account when we make investments. Substantially all of our current investments in Agency RMBS are FRMs.
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
We have also financed investments through issuances of equity and may utilize other forms of financing in the future.
Repurchase Agreements
Repurchase agreements are financings under which we sell our assets to the repurchase agreement counterparty (the buyer) for an agreed upon price with the obligation to repurchase these assets from the buyer at a future date and at a price higher than the original purchase price. The amount of financing we receive under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets we sell to the buyer. The difference between the sale price and repurchase price is the cost, or interest expense, of financing under a repurchase agreement. Under repurchase agreement financing arrangements, certain buyers require us to provide additional collateral in the event the market value of the asset declines to maintain the ratio of value of the collateral to the amount of borrowing.
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
Risk Management Strategy
Market Risk Management
Risk management is an integral component of our strategy. Because we invest in MBS, investment losses from prepayment, interest rate volatility or other risks can meaningfully impact our earnings and our dividends to stockholders. In addition, because we employ financial leverage in funding our investment portfolio, mismatches in the maturities of our assets and liabilities can create the need to continually renew or otherwise refinance our liabilities. Our results are dependent upon a positive spread between the returns on our asset portfolio and our overall cost of funding. To minimize the risks to our portfolio, we actively employ portfolio-wide and security-specific risk measurement and management processes in our daily operations. Our Manager’s risk management tools include software and services licensed or purchased from third parties, in addition to proprietary analytical methods developed by our Manager.
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
Credit Risk
We have previously invested in non-Agency RMBS, non-Agency CMBS and residential and commercial mortgage loans and may invest in these types of assets again in the future. We retain the risk of potential credit losses on all of our commercial and residential mortgage investments. We seek to manage this risk through our pre-acquisition due diligence process. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis pursuant to fundamental considerations such as GDP, unemployment, interest rates, retail sales, store closings/openings, corporate earnings, housing inventory, affordability and regional home price trends. We also review key loan credit metrics including, but not limited to, payment status, current loan-to-value ratios, current borrower credit scores and debt yields. These characteristics assist in determining the likelihood and severity of loan loss as well as prepayment and extension expectations. We then perform structural analysis under multiple scenarios to establish likely cash flow profiles and credit enhancement levels relative to collateral performance projections. This analysis allows us to quantify our opinions of credit quality and fundamental value, which are key drivers of portfolio management decisions.
Deteriorating fundamentals and tightening lending conditions may cause borrowers to experience difficulties meeting their obligations and refinancing loans upon scheduled maturities. Loans may experience increasing delinquency levels and eventual defaults, which could impact the performance of the investments. Rating agencies periodically reassess transactions negatively impacted by these adverse changes, which may result in our investments being downgraded.
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
We have access to our Manager’s professionals and their industry expertise, which we believe provides us with a competitive advantage. These professionals help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. Despite certain competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, refer to Item 1A. “Risk Factors — Risks Related to Our Investment and Portfolio Management Activities”. We operate in a highly competitive market for investment opportunities. Competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.

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
Risks Related to Our Investment and Portfolio Management Activities
Fluctuations in interest rates could adversely affect the value of our investments and derivative financial instruments and cause our interest expense to increase. This could result in reduced earnings, decreased profitability and dividends, and diminished cash available for distribution to our stockholders.
Interest rates are highly sensitive to many factors beyond our control, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors.
Interest rate fluctuations present various risks, such as a narrowing of the difference between asset yields and borrowing rates, a decline in the yield on adjustable-rate investments, and a detrimental impact on prepayment rates. These risks may adversely affect our income and book value.
We may invest in RMBS, CMBS, mortgage loans and other financing arrangements that are subject to interest rate risks. Fluctuations in short- or long-term interest rates could adversely affect our operations and financial condition, which may reduce cash available for distribution to our stockholders. Specifically:
•If short-term interest rates increase significantly, interest owed on repurchase agreements used to finance our investments would increase, potentially reducing our net income.
•If long-term interest rates increase significantly, the market value of our fixed-rate investments would decline, and the duration and weighted average life of these investments may increase, potentially resulting in realized losses if these securities were sold.
•If short-term or long-term interest rates fall, we may recognize losses on our derivative financial instruments that are not offset by gains on our investments, which may adversely affect our liquidity and financial position.
•If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our investments. Since our investments generally bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income. Additionally, reinvestment of principal repayments at lower spreads relative to borrowing costs may further reduce our net income.
•If short-term interest rates rise above longer-term interest rates (a yield curve inversion), our borrowing costs could exceed our interest income and we could incur operating losses.
In a period of rising interest rates, our operating results will depend in large part on the difference between the income from our investments and borrowing costs. Typically, income from our investments responds more slowly to interest rate changes than our borrowings costs, so increases in interest rates, particularly short-term interest rates, may significantly reduce our net income and may negatively affect cash available for distribution to our stockholders.
While we attempt to manage interest rate risk through our hedging activities, these measures may not fully mitigate the risks described above. Rapid increases or decreases in interest rates could have material adverse effects on our business, results of operations and financial performance. There can be no guarantee that our interest rate risk management strategies will fully mitigate yield curve flattening or inversion risks.
In addition, market values of our investments may decline without any general increase in interest rates, due to factors such as widening spreads, increases or expected increases in defaults, or changes or expected changes in voluntary prepayments for investments subject to prepayment risk. These factors may negatively affect cash available for distribution to our stockholders.
Interest rate volatility represents significant risks to our business, potentially affecting our liquidity, increasing our costs, and impacting our ability to manage risks effectively.
Interest rate volatility can materially and adversely impact our business, financial condition, and operating results. Elevated volatility amplifies market risks that affect the value of our assets and liabilities and can reduce earnings stability. Increased volatility also heightens our exposure to margin calls, including higher risk-based margin requirements, which may require us to post additional collateral, thereby reducing our unencumbered liquidity, limiting resources available for operational needs and further margin obligations. In addition, heightened volatility may reduce liquidity in the mortgage market as investors scale back exposure to mitigate risk, making it more difficult to buy or sell assets without significantly impacting market prices. Volatility may also diminish the effectiveness and accuracy of the predictive models we rely on for decision-

making and risk management. Sustained interest rate volatility has the potential to materially impact our liquidity, increase our costs, and impair our ability to manage risk effectively. While we actively monitor market conditions and adjust our strategies in response, there is no assurance that these measures will be sufficient to offset the negative effects of volatility on our business, operations, and financial results.
Spread risk is inherent to investing in MBS and other mortgage-related assets.
When the spread between the market yield on our mortgage assets and benchmark interest rates widens, our book value will typically decline. We refer to this as “spread risk”. Although we use hedging instruments to attempt to protect against moves in interest rates, our hedges will typically not protect us against spread risk. Spreads may widen due to numerous factors, including changes in mortgage and fixed income markets due to actual or expected monetary policy actions by U.S. and foreign central banks, market liquidity or changes in investor return requirements and sentiment. Wider spreads can also occur independent of moves in interest rates.
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
The U.S. Federal Reserve’s, GSEs’, or FDIC’s participation in the Agency RMBS market could have an adverse effect on our Agency RMBS investments.
The U.S. Federal Reserve’s participation in the Agency RMBS market can materially impact mortgage market conditions, affecting supply, pricing and returns on Agency RMBS. Asset purchases by the Federal Reserve generally drive Agency RMBS values higher and tighten mortgage spreads, which increases our book value but reduces the return potential on new investments. Conversely, actual or anticipated reductions in the amount of its Agency RMBS holdings typically lead to lower values and wider spreads, thereby lowering our book value while improving the return potential on new acquisitions. The U.S. Federal Reserve has continued its passive contraction of its Agency RMBS portfolio by reinvesting proceeds from maturing Agency RMBS into Treasury bills. Given the U.S. Federal Reserve’s historic participation and the current scale of its balance sheet holdings, the effects of a shift in monetary policy may be material and are difficult to predict, and we may be unable to mitigate potentially adverse effects on our portfolio and financial condition. Furthermore, there is no guarantee the U.S. Federal Reserve will not conduct outright sales of Agency RMBS in the secondary market, which could significantly increase the pace of their Agency RMBS portfolio reduction. A change in the Federal Reserve's balance sheet policy could increase market volatility, reduce liquidity, and widen RMBS spreads, materially impacting our book value and financial condition.
The GSEs may also, from time to time, participate in the Agency RMBS market through purchases or sales for their retained portfolios. Such activity can materially affect Agency RMBS supply, pricing, liquidity and spreads, which may impact the value of our existing investments and return potential of new investments. Changes in the scale, pace or market expectations regarding GSE participation could increase volatility and make it more difficult to evaluate relative value and manage risk.
At times, upon a financial institution’s distress or impending failure, the FDIC may take control of a significant portion of the Agency RMBS held by that institution. The FDIC’s actions with respect to those securities can also materially impact the available supply, price and returns on Agency RMBS.
We cannot predict or control the impact future actions by the U.S. Federal Reserve, GSEs or the FDIC will have on our business. Accordingly, future actions by the U.S. Federal Reserve, GSEs or FDIC could have a material and adverse effect on our business, financial condition and results of operations.
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

Increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our investments. When these conditions exist, institutions from which we seek financing for our investments may tighten their lending standards, increase margin calls or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all. In addition, volatility further increases the complexity and cost of hedging against interest rate fluctuations, which can adversely affect our profitability. Our profitability and financial condition including our liquidity may be adversely affected if we are unable to obtain cost-effective financing for our investments.
A portion of our RMBS portfolio consists of premium securities. Premium securities may be subject to more risk than par value securities.
Premium securities have market values that exceed their unpaid principal balance. We may purchase RMBS at a premium, which represents prices that we believe appropriately reflect the risks involved. Declining interest rates increase the premium level of our RMBS and generate unrealized holding gains. Because we carry our RMBS at fair value, unrealized holding gains are reflected in total stockholders’ equity.
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
Pools of residential mortgage loans underlie the RMBS that we acquire. In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ ability to prepay their loans. We generally receive prepayments of principal that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, the prepayments on the RMBS are also faster than expected. Faster than expected prepayments could adversely affect our profitability, including in the following ways:
•As described above, we may pay a premium over the par value to acquire a RMBS security. In accordance with U.S. GAAP, we may amortize this premium over the estimated term of the RMBS. If the RMBS is prepaid in whole or in part before its maturity date, however, we may be required to expense the premium that was paid at the time of the prepayment.
•Adjustable-rate RMBS may bear interest at rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate RMBS is prepaid before or soon after the time of adjustment to a fully indexed rate, we will have held that RMBS while it was least profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.
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
While we seek to diversify our portfolio of investments, we are not required to observe any specific diversification criteria, except as may be set forth in the investment guidelines and Investment Company Act of 1940 Compliance Policy adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain types of securities. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our investments within a short time period, which may reduce our net income and book value and accordingly reduce our ability to pay dividends to our stockholders, which could have an adverse impact on our results of operations, financial condition and business.
The Federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. Government, may adversely affect our business.
The payments of principal and interest we receive on our Agency MBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States (although the Federal Housing Finance Administration (“FHFA”) largely controls their actions through its conservatorship of the two GSEs). Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.
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
We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. The supply of our target assets may be impacted by policies and procedures adopted by the GSEs, the FHFA or other governmental agencies, such as policies impacting origination and pooling practices, as well as by legislative, regulatory or other administrative actions related to the GSEs’ government-like status or changes to their federal conservatorships.
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
A number of factors over which we have no control may impair a borrower’s ability to repay a mortgage loan secured by a residential property, including the income and assets of the borrower. As of December 31, 2025, we do not hold any mortgage loans secured by residential property.
Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property, which can be affected by a number of factors over which we have no control, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. As of December 31, 2025, we do not hold any commercial mortgage loans.
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
We depend on third-party service providers, including mortgage servicers, for a variety of services related to our investments. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our assets. We rely on the mortgage servicers who service the mortgage loans backing our investments to, among other things, collect principal and interest payments and administer escrow accounts on the underlying mortgages and perform loss mitigation services. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in a higher frequency of default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages and/or to competently manage and dispose of properties could negatively impact the value of these investments and our financial performance. Further, the foreclosure process, especially in judicial foreclosure states, can be lengthy and expensive, and the delays and costs involved in completing a foreclosure and liquidating such property through sale may materially increase any related loss.
 A decline in the market value of our mortgage-backed securities may adversely affect our results of operations and financial condition.
All of our mortgage-backed securities are reported at fair value. Their value may fluctuate due to a number of factors including, among others, market volatility, geopolitical events and changes in spreads, spot and forward interest rates, and actual and anticipated prepayments. They may also fluctuate in value due to increased or reduced demand. The level of demand may be impacted by, among other things, interest rates, capital flows, economic conditions, and government policies and actions, such as purchases and sales by the Federal Reserve or the GSEs. Changes in the market values of these assets impact our stockholders’ equity and declines in market value adversely affect our book value per common share.
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
We have at times experienced significant declines in the fair value of our investments as a result of market volatility. If we experience a decline in the fair value of our investments as a result of future uncertain market conditions, or if we were to sell an asset through a forced liquidation, it could materially and adversely affect our business, results of operations, financial condition, stock price, liquidity and ability to make distributions to our stockholders.
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
When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same securities back to us at the end of the transaction term. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2025, one counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than 5% of our stockholders’ equity. We may incur a loss on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and refrain from entering into any other repurchase transactions with us. Repurchase agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.
The repurchase agreements and other financing arrangements that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.
The amount of financing we receive, or may in the future receive, under our repurchase agreements and other financing arrangements, is directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Lenders under our repurchase agreements typically have the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call or increase collateral requirements, even if we believe that the decrease in value is temporary including as a result of market volatility. Either decision would require us to transfer additional assets to such lender without any advance of funds from the lender or to repay a portion of the outstanding borrowings. Any such margin call or increased collateral requirements could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to pay dividends to our stockholders, and could cause our book value to decline. We may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment, and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.
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
A failure to comply with covenants in our repurchase agreements and other financing and hedging arrangements would have a material adverse effect on us, and any future financing may require us to provide additional collateral or pay down debt.
Many of our master repurchase agreements and other financing and hedging arrangements contain customary terms and conditions, including financial covenants such as a minimum stockholders' equity, a maximum leverage ratio and financial information delivery obligations. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and/or enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.
Our use or future use of repurchase agreements to finance our target assets may give our lenders greater rights if either we or a lender files for bankruptcy.
Our borrowings or future borrowings under repurchase agreements for our target assets may qualify for special treatment under the U.S. Bankruptcy Code. This would give our lenders the ability to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to take possession of and liquidate the assets that we have pledged under their repurchase agreements, without delay, if we file for bankruptcy. Furthermore, were a lender party to a repurchase agreement to file for bankruptcy or a similar insolvency proceeding, such insolvency event may result in a disruption to our financing capitalization structure, including due to premature termination of such repurchase agreement and/or potential delays in regaining control over collateral in the possession or control of such lender party.
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
We pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates on our liabilities. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Hedging may fail to protect or could adversely affect our earnings because, among other things:
•interest rate hedging can be expensive, particularly during periods of volatile markets;
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
Additionally, regulations adopted by the Commodity Futures Trading Commission could adversely affect our ability to engage in derivative transactions or impose increased margin requirements and require additional operational and compliance costs. Consequently, our hedging strategies may fail to protect us from loss and could even result in greater losses than if we had not entered in the hedge transaction.
Clearing facilities or exchanges may expose us to credit risk and may increase the margin requirements we are required to post when entering into derivative instruments, which may negatively impact our ability to hedge and our liquidity.
We are required to post margin when entering into a hedging instrument that is traded on an exchange or administered through a clearing house. The amount of margin is set for each derivative by the exchange or clearinghouse. In prior periods, exchanges have required additional margin in response to events having, or expected to have, adverse economic consequences. Future adverse economic developments or market uncertainty and any proposed new reporting requirements by self-regulatory authorities and Congress may result in increased margin requirements for our hedging instruments, which may have a material adverse effect on our liquidity, financial condition and results of operations.
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

As of December 31, 2025, we have no outstanding credit default swaps. We may over time enter into these types of investments as the market for them evolves and during times when we attempt to hedge some of the risks of our investments, to enhance returns, to serve as a substitute for an underlying asset, to reduce transaction costs or preserve capital. Our efforts to manage the risk associated with these investments, including counterparty risks, may prove to be insufficient in enabling us to generate the returns anticipated.
It may be uneconomical to “roll” Agency MBS TBA holdings, or we may be unable to meet margin calls on TBA contracts, which could negatively affect our financial condition and results of operations.
We may invest in Agency MBS TBA securities as an alternate means of gaining exposure to the Agency MBS market. A TBA contract is an agreement to purchase or sell, for future delivery, an Agency MBS with a specified issuer, term and coupon. A TBA dollar roll consists of selling a TBA contract settling in one month and simultaneously buying an equivalent TBA contract settling in a later month. The price difference, known as the drop, represents the expected principal and interest that would be earned on the underlying Agency MBS during the roll period, net of the implied financing cost associated with holding (but in this case, not actually taking delivery of) those securities. Accordingly, TBA dollar roll income generally represents the economic equivalent of the interest income earned on the underlying Agency mortgage-backed security less an implied financing cost. Consequently, dollar roll transactions and such forward purchases of Agency securities represent a form of off-balance sheet financing and increase our “at risk” leverage.
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
Elevated inflation, interest rate volatility, a recessionary period, adverse trends in employment levels, pandemics or endemics, geopolitical instability or armed conflicts, trade policy, tariffs, or supply chain disruptions, economic or other sanctions, uncertainty regarding the breach of the U.S. debt ceiling or a sustained capital market correction could have an adverse effect on our business, including on the value of our investments and collateral securing our financing, which can impact our liquidity. Any deterioration of the real estate market as a result of these conditions may cause us to experience losses related to our assets and to sell assets at a loss.
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
There can be no assurance that the laws and regulations governing the 1940 Act status of REITs will not change in a manner that adversely affects our operations or inhibits our ability to pursue our strategies. Any issuance of more specific or different guidance relating to the relevant exemptions and exceptions from the definition of an investment company under the 1940 Act could similarly affect or inhibit our operations. If we, the Operating Partnership or its subsidiaries fail to maintain an exemption from the 1940 Act, we could, among other things, be required to (a) change the investments that we hold or the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company. Any of these events could cause us to incur losses and negatively affect our book value, the sustainability of our business model, and our ability to pay dividends, which could have an adverse effect on our business and the market price for our shares of capital stock. In addition, if it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties or injunctive relief imposed by the SEC.
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
In recent years, several financial services firms suffered cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of confidential data, litigation and regulatory enforcement actions and reputational harm. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level. Our Manager’s status as a global financial institution and the nature of its client base may enhance the risk that it is targeted by such cyber threats, which could impact us. Although our Manager takes protective measures, including measures to effectively secure information through system security technology, has many controls, processes, digital backup and recovery processes in place, and seeks to continually monitor and develop its systems to protect its and our technology infrastructure and data from misappropriation or corruption, our Manager’s technology systems may still be vulnerable to unauthorized access as a result of an external attack, actions by its employees or vendors with access to its systems, computer malware or other events that have a security impact and that result in the disclosure or release of confidential information inadvertently or through malfeasance, or result in the loss (temporarily or permanently) of data, applications or systems. The third parties with which we or our Manager do business or which facilitate our business activities, including financial intermediaries and technology infrastructure, data storage and service providers, are also susceptible to the foregoing risks (including those related to the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business. We do not control the cyber security plans and systems put in place by our Manager and third-party service providers, and such service providers may have limited indemnification obligations to us or our Manager in the event a cyber incident causes us to incur loss or damages.
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
The recent advancements in and increased use of artificial intelligence (“AI”) present risks and challenges that may adversely impact our business.
Our Manager or its or our third-party vendors, clients or counterparties have developed and may continue to develop or incorporate AI technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is rapidly evolving, in the U.S., E.U. and internationally, and includes regulation targeted specifically at AI technology, including the EU AI Act, portions of which have already come into force with more to follow this year and future years, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. Global divergence in AI regulations and evolving standards could create conflicting requirements across jurisdictions, increase compliance costs, and heighten enforcement risk. These evolving laws and regulations could require changes in our Manager’s implementation of AI technology, increase its or our compliance costs and the risk of non-compliance, and restrict or impede its ability to develop, adopt and deploy AI technologies efficiently and effectively. If not appropriately governed, managed and controlled, AI models, particularly generative AI models, may produce output or take action that is incorrect or outdated, that result in the release of personal, confidential or proprietary information, that reflect biases included in the data on which they are trained or introduced during the training or fine tuning process, that infringe on the intellectual property rights of others, or that is otherwise harmful. The complexity and limited transparency of many AI models makes it challenging to understand why they generate particular outputs, increasing governance and monitoring risks. Use of third-party AI models may introduce additional risk, as we may have limited visibility into their training data, validation processes, and controls to prevent unauthorized or harmful content. This results in potential risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Further, AI tools, whether embedded in third party systems or in tools that we develop, that are used to support our business, such as investment decision making, present unique risks, including errors in algorithms or assumptions, data quality issues, and potential bias, that could adversely affect investment performance and increase business and compliance risks. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures. In addition to our use of AI technologies, we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI may be exploited to create sophisticated phishing schemes, ransomware attacks, or other cyber threats, which could result in financial losses, liquidity outflows, or systemic market disruptions. If our or our Manager's use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability.
In addition, technology is subject to rapid advancements and changes and our competitors may, from time to time, implement newer technologies or more advanced platforms for their services and products, including digital advisers, low cost, high speed financial applications and services and investment platforms based on AI and other advanced electronic systems, which could adversely affect our business if we are unable to remain competitive.

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
As of December 31, 2025, 1,816,359 shares of common stock were available under our Board-authorized share repurchase program. In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2025, we repurchased and retired 352,528 shares of our Series C Preferred Stock. As of December 31, 2025, we had authority to purchase 354,131 additional shares of our Series C Preferred Stock under the current share repurchase program.
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
We enter into derivative transactions to reduce the impact that changes in interest rates will have on our net interest margin. Changes in the fair value of our derivatives are recorded in our consolidated statement of operations as “gain (loss) on derivative instruments, net” and may result in volatility in our U.S. GAAP earnings. The total changes in fair value may exceed our consolidated net income in any period or for a full year. Volatility in our net income may adversely affect the market price of our capital stock.

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
Our Manager has a conflict of interest in recommending our participation in any equity investment it manages because the fees payable to it may be greater than the fees payable by us under the management agreement. With respect to equity investments, we have made in partnerships managed by an affiliate of our Manager, our Manager agreed to waive base management fees at the equity investment level to avoid duplication of fees. To address any potential conflict of interest, we require the terms of any equity investment managed by our Manager to be approved by our audit committee consisting of our independent directors. However, there can be no assurance that all conflicts of interest will be eliminated.
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
We pay monthly dividends to our stockholders in an amount such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum dividend payment level, and our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Report. All dividends will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification, applicable provisions of Maryland law and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors and other factors described in the risk factors in this Report could adversely affect our results of operations and impair our ability to pay dividends to our stockholders:
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
We have shares of Series C Preferred Stock issued and outstanding. If we decide to issue debt or equity securities in the future that would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. For example, our Series C Preferred Stock has a preference on liquidating distributions and a preference on dividend payments that could limit our ability to make a distribution to the holders of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us. In addition, future issuances and sales of preferred stock on parity with our Series C Preferred Stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the Series C Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.
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
Additionally, Title 3, Subtitle 8 of the MGCL (“Subtitle 8”) permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) we do not yet have. Our charter contains a provision whereby we have elected to be subject to the provision of Subtitle 8 relating to the filling of vacancies on our board of directors by only a majority of the remaining directors, even if the remaining directors constitute less than a quorum, and for the remainder of the full term of the directorship in which the vacancy occurred. Through provisions in our charter and bylaws unrelated to Subtitle 8, we vest in our board of directors the exclusive power to fix the number of directorships, require the affirmative vote of stockholders entitled to cast not less than two-thirds of the votes entitled to be cast generally in the election of directors to remove any director from our board of directors, which removal will be allowed only for cause, and require the written request of stockholders entitled to cast at least a majority of all the votes entitled to be cast on any matter in order to call a special meeting to act on such matter.
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
We have operated and expect to continue to operate so as to qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our stock. The One Big Beautiful Bill Act, which was signed into law on July 4, 2025, made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the One Big Beautiful Bill Act permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025.
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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, government securities and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer (other than securities that qualify for the straight-debt safe harbor) unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.” Further, no more than 25% (or 20% for taxable years ending on or before December 31, 2025) of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Under Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back certain items including items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income”, and any deductions for depreciation, amortization, or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of directors has duties to us under Maryland law and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income, and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
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
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20% (excluding the 3.8% Medicare tax). Dividends payable by REITs, however, are not eligible for the reduced rate except to the extent designated as capital gain dividends or qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock. However, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of “qualified REIT dividends” (dividends not designated as capital gain dividends or qualified dividend income), subject to certain limitations. You are urged to consult with your tax advisor regarding your effective tax rate with respect to REIT dividends.
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
No more than 25% (or 20% for taxable years ending on or before December 31, 2025) of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries. This requirement limits the extent to which we can conduct our activities through taxable REIT subsidiaries. The values of some of our assets, including assets that we hold through taxable REIT subsidiaries, may not be subject to precise determination, and values are subject to change in the future. Furthermore, if a REIT lends money to a taxable REIT subsidiary, the taxable REIT subsidiary may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the taxable REIT subsidiary. In addition, as a REIT, we must pay a 100% penalty tax on certain payments that we receive if the economic arrangements between us and any of our taxable REIT subsidiaries are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any taxable REIT subsidiary on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.
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
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur and may limit the manner in which we effect future securitizations.
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
The U.S. government, Federal Reserve, U.S. Treasury, FHFA, SEC and other U.S. and foreign governmental and regulatory bodies have taken a number of economic actions and regulatory initiatives from time-to-time designed to stabilize and stimulate the economy and the financial markets, and to address housing needs. Additional actions and initiatives may occur in the future. While we are not currently directly exposed to transactions in foreign currencies, uncertainties regarding geopolitical developments can produce volatility in global financial markets, which could have a negative impact on our business in the future.
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
We may change any of our strategies, policies or procedures with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile. Our stockholders will be unable to evaluate the manner in which we invest or the economic merit of our expected investments and, as a result, we may make investment decisions with which our stockholders may not agree. We can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives. A change in our investment strategy may increase our exposure to interest rate risk, default risk, real estate market fluctuations, rules, regulations and governmental actions. Furthermore, a change in our asset allocation could result in us making investments in asset categories different from those described in this Report. The failure of our management to make investments that meet our investment criteria could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to pay dividends to our stockholders and could cause our book value to decline.
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
The market price of our capital stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our capital stock may fluctuate and cause significant price variations to occur. If the market price of our capital stock declines significantly, our stockholders may be unable to sell their shares at or above the price our stockholders paid for their shares. Furthermore, fluctuations in the trading price of our common stock may adversely affect the liquidity of our common stock and our ability to raise additional equity capital. Price fluctuations may result in our stock trading below our reported book value per share for extended periods of time. We cannot assure you that the market price of our capital stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our capital stock are included in the risk factors described in this Report.
Future issuances of equity securities may dilute your ownership in us and may also negatively affect the market price of our common stock.
The issuance or sale of substantial amounts of our common stock (directly, in underwritten offerings or through our at-the-market (“ATM”) program, or indirectly through convertible or exchangeable securities, warrants, or options) to raise additional capital, or pursuant to our stock incentive plans, or the perception that such securities are available or that such issuances or sales are likely to occur, could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities. However, our future growth will depend, in part, upon our ability to raise additional capital, including through the issuance of equity securities. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis, and our charter empowers our Board of Directors to make significant changes to our capital stock without stockholder approval. Our preferred stock, as well as any additional preferred stock we may issue, will have a preference on distribution payments, periodically or upon liquidation, which could impact our ability to make distributions to common stockholders. Because our decision to issue additional equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature, or success of our future capital-raising efforts. Thus, common stockholders bear the risk that our future issuances of equity securities may negatively affect the market price of our common stock and will likely dilute their percentage ownership. We consider the potential dilution of existing stockholders as part of our decision to issue new shares. We also consider the favorable impact to existing stockholders of spreading administrative and operating expenses over an increased number of common shares.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cyber threats are considered one of the most significant risks facing financial institutions. Since our company is externally managed, we rely upon the operational and investment risk oversight functions of our Manager and its affiliates. To mitigate risk from cyber threats, our Manager has a designated Global Chief Security Officer (“GCSO”) who leads its global security department that is responsible for identifying, assessing, and managing cybersecurity threats. The GCSO has experience in the public and private sectors, specializing in security, investigations, and incident response. The global security department oversees the following groups across Invesco: Information Security, Strategic Intelligence, Corporate Security, Enterprise Resilience, Business Continuity, Crisis Management, Global Privacy Office, Business Security and Projects & Strategy. This structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees, and critical assets safe, upholding privacy rights and enabling a secure and resilient business.
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
Our Board of Directors oversees cybersecurity risk and receives updates, generally, twice a year from the CISO (or designee) regarding cybersecurity, which updates include a review of our Manager’s global security program and cybersecurity, including risks and protections for us and our Manager. The Global Operational Risk Management Committee, one of our Manager’s risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. In addition, the CISO serves as a member of and provides quarterly updates to our company’s enterprise risk management committee, which in turn provides quarterly updates to our Board of Directors, and members of our management team are included in our Manager’s incident response process in the event a cyber security incident occurs that could materially impact us.
As of December 31, 2025, we have not experienced any cyber incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
Item 2. Properties.
Our principal executive office is located at 1331 Spring Street, N.W., Suite 2500, Atlanta, Georgia 30309. As part of our management agreement, our Manager is responsible for providing office space and office services required in rendering services to us.
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any such legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “IVR.”
Dividend Information
We intend to pay monthly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments) consistent with the distribution requirements applicable to REITs, which will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in Part I. Item 1A. “Risk Factors” of this Report. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. No cash dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. From the date of issuance of our preferred stock through December 31, 2025, we have paid full cumulative dividends on our preferred stock.
For information about our recent dividend payments, please see Note 10 - “Stockholders' Equity” of our consolidated financial statements in Part IV of this Report.
Holders
As of February 20, 2026, there were 131 common stockholders of record.

Performance Graph
The following graph compares the cumulative 5-year total return of holders of Invesco Mortgage Capital Inc.'s common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Mortgage REITs index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on December 31, 2020 and tracks it through December 31, 2025.

Total Return Performance
250
200
150
100
50
0
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
Invesco Mortgage Capital Inc.
S&P 500
FTSE NAREIT Mortgage REITs

Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Invesco Mortgage Capital Inc.	100.00	90.66	50.26	43.07	46.96	58.64
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
FTSE NAREIT Mortgage REITs	100.00	115.64	84.86	97.89	98.24	113.98
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
Repurchases of Common Equity Securities
As of December 31, 2025, we had the authority to repurchase 1,816,359 shares of common stock under our current common stock share repurchase program that does not expire. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including under a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. During the quarter ended December 31, 2025, we did not repurchase any shares of our common stock.
Repurchases of Preferred Equity Securities
The following tables sets forth information with respect to our repurchases of Series C Preferred Stock during the three months ended December 31, 2025.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 to October 31, 2025	31,486	24.54	31,486	399,001
November 1, 2025 to November 30, 2025	21,769	24.60	21,769	377,232
December 1, 2025 to December 31, 2025	23,101	24.60	23,101	354,131
	76,356	24.58	76,356
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
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis disclosed herein apply to material changes in our consolidated financial statements for 2025 and 2024. For the comparison of 2024 and 2023, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2024 Annual Report on Form 10-K, filed with the SEC on February 20, 2025. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Part IV, Item 15 of this Report.

Overview
We are a Maryland corporation primarily focused on investing in, financing and managing MBS and other mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation.
Factors Impacting Our Operating Results
Our operating results can be affected by a number of factors and primarily depend on the level of our net interest income and the market value of our assets. Our net interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in market interest rates and prepayment speeds, as measured by the constant prepayment rate (“CPR”) on our assets. Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. The market value of our assets can be impacted by spreads and the supply of, and demand for, assets in which we invest.
Market Conditions and Impacts
Macroeconomic factors that affect our business include inflation, economic growth, employment conditions, public policy, fiscal and monetary policy, interest rates, interest rate volatility, financial conditions, spread premiums, residential and commercial real estate prices, credit availability, the health of the banking system, consumer spending, personal income and corporate earnings. Of these macroeconomic factors, financial conditions, inflation, employment conditions, monetary policy, interest rates and interest rate volatility had the most direct impact on our performance and financial condition during 2025.
Financial conditions ended 2025 slightly improved, falling sharply after elevated uncertainty around U.S. trade policy in April before rebounding over the remainder of the year. Conditions remained accommodative in the fourth quarter as the Federal Open Market Committee (“FOMC”) reduced rates twice, volatility measures remained subdued and equity markets performed well. During the fourth quarter, the S&P 500 Index and the NASDAQ continued their strong performance, posting gains of 2.3% and 2.6%, respectively. For 2025, the S&P 500 gained 16.4% and the NASDAQ was up 20.4%. Credit market valuations improved over the course of 2025 and ended the fourth quarter largely unchanged, despite experiencing a period of notable deterioration driven primarily by uncertainty regarding U.S. trade policy.
Inflation readings trended modestly lower during 2025 but continued to exceed the Federal Reserve’s 2% target. The headline consumer price index (“CPI”) ended the year at 2.7%, down from 2.9% in December 2024. Core CPI (CPI excluding food and energy) declined from 3.2% to 2.6%. The disinflationary trend was also evident in the fourth quarter, as headline CPI decreased from 3.0% to 2.7% and core CPI declined modestly from 3.0% to 2.6%. Investors responded to the improved inflation readings by lowering expectations for future inflation, most directly reflected in Treasury inflation-protected securities breakeven rates. The two-year breakeven ended the year at 2.30% (down from 2.63% at the end of September and 2.54% in December 2024) and the five-year breakeven ended at 2.27% (down from 2.45% in September and 2.39% last December). The labor market weakened in 2025, as the economy added 181,000 jobs compared to 1.5 million jobs in 2024. This weakening trend continued during the fourth quarter, as the economy lost 51,000 jobs.
Despite inflation remaining above the Federal Reserve’s 2% target, the FOMC responded to the weakening job market by lowering its benchmark Federal Funds target rate by 25 basis points on three occasions during 2025, including at both meetings in the fourth quarter. By year-end, Federal Funds futures priced in expectations for an additional 50 basis points of rate cuts by the end of 2026, reflecting investor anticipation of a more accommodative Federal Reserve moving forward. The FOMC ended its program of quantitative tightening during the fourth quarter after reducing its portfolio of U.S. Treasury securities and Agency MBS by over $2.2 trillion since June 2022.
Interest rates declined across the U.S. Treasury yield curve in 2025, reflecting market expectations for a more accommodative monetary policy stance and continued weakness in the labor market. The two-year U.S. Treasury security yield fell 78 basis points to 3.47%, the five-year yield declined 68 basis points to 3.71% and the ten-year yield decreased by 43 basis points to 4.15%. Interest rates were little changed during the fourth quarter, as the yield on two-year U.S. Treasury securities decreased by 13 basis points, while the yields on five- and ten-year U.S. Treasury securities fell by two basis points and remained unchanged, respectively. Despite increasing significantly in April after the U.S. trade policy announcements, interest rate volatility declined notably throughout the remainder of the year. This decline reflected market expectations for an accommodative Federal Reserve, which were confirmed when the FOMC lowered its benchmark rate by 25 basis points at each of the last three meetings of 2025.
Against this macroeconomic backdrop, Agency RMBS delivered robust performance during the fourth quarter, capping an exceptional year for the sector. Relative to U.S. Treasury securities, 2025 marked the strongest calendar-year performance for Agency RMBS since 2010, which is particularly notable given the ongoing runoff in Agency RMBS from the Federal Reserve’s balance sheet and the continued lack of meaningful demand from commercial banks. Three key themes emerged in the second half of the year that supported valuations following the sector’s underperformance amid April’s trade policy-related instability: a sharp decline in interest rate volatility, significant inflows into fixed income funds and mortgage REITs, and the unexpected emergence of Fannie Mae and Freddie Mac as additional sources of demand. With organic net supply totaling just $164 billion for the year, money manager, mortgage REIT and GSE demand drove higher valuations. As a result, the sector outperformed investment grade corporates relative to U.S. Treasury securities for the first time since 2018. Prepayment speeds increased modestly but remained low, constrained by subdued housing activity and mortgage rates that, despite falling nearly 100 basis points over the year, remain elevated. Premiums on higher coupon specified pool collateral were well supported by the decline in mortgage rates, improving notably in the second half of the year.
Agency CMBS risk premiums finished 2025 largely unchanged, retracing the spread widening seen in April amid heightened U.S. trade policy uncertainties. The rebound in valuations began in mid-to-late April and continued through the fourth quarter, supported by improving clarity in trade relations and growing confidence in the path toward monetary policy easing. Additionally, slightly higher issuance levels relative to the prior year were well absorbed due to money manager inflows and continued bank demand for stable cash flow profiles.

Market Rates

	As of
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	One Quarter Change	One Year Change
Interest Rates
Effective federal funds rate	3.64%	4.09%	4.33%	4.33%	4.33%	(0.45)%	(0.69)%
One-month SOFR	3.69%	4.13%	4.34%	4.32%	4.33%	(0.44)%	(0.64)%

2 year U.S. Treasury	3.47%	3.60%	3.72%	3.91%	4.25%	(0.13)%	(0.78)%
5 year U.S. Treasury	3.71%	3.73%	3.79%	3.98%	4.39%	(0.02)%	(0.68)%
10 year U.S. Treasury	4.15%	4.15%	4.23%	4.24%	4.58%	—%	(0.43)%
30 year U.S. Treasury	4.83%	4.73%	4.77%	4.61%	4.78%	0.10%	0.05%

	As of
(in basis points)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	One Quarter Change	One Year Change
Swap Spreads (1)
2 year	(16)	(22)	(23)	(17)	(16)	6	—
5 year	(26)	(35)	(37)	(31)	(34)	9	8
10 year	(37)	(49)	(54)	(45)	(50)	12	13
30 year	(68)	(80)	(87)	(79)	(85)	12	17

30 Year Mortgage Spreads vs. 5/10 Year U.S. Treasury Securities Blend (2)
FNMA 2.0%	83	82	90	75	65	1	18
FNMA 2.5%	87	88	95	83	74	(1)	13
FNMA 3.0%	81	88	96	86	77	(7)	4
FNMA 3.5%	70	87	98	87	78	(17)	(8)
FNMA 4.0%	80	89	100	88	76	(9)	4
FNMA 4.5%	92	100	114	105	91	(8)	1
FNMA 5.0%	110	119	130	122	108	(9)	2
FNMA 5.5%	111	135	149	142	126	(24)	(15)
FNMA 6.0%	93	124	161	147	140	(31)	(47)
FNMA 6.5%	47	100	127	116	135	(53)	(88)

10 Year Agency CMBS Spreads vs. U.S. Treasury Securities (3)
FHLMC K	37	37	42	45	41	—	(4)
FNMA DUS	46	44	47	49	47	2	(1)
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
Outlook
Given the meaningful decline in interest rate volatility, we remain constructive on Agency RMBS, though we view near-term risks as balanced following the sector's strong performance, reinforced by the recent announcements that Fannie Mae and Freddie Mac will purchase $200 billion in Agency RMBS. In addition, Agency CMBS continues to offer attractive risk-adjusted yields and diversification benefits given its stable cash flow profile and lower sensitivity to interest rate fluctuations.

Longer term, the environment for Agency MBS investments is likely to remain favorable given reduced interest rate volatility and expectations for broadening investor demand and a steeper yield curve.
Investment Activities
The table below shows the composition of our investment portfolio as of December 31, 2025 and 2024.

$ in thousands	As of December 31,
	2025	2024
Agency RMBS:
30 year fixed-rate pass-through, at fair value	5,309,160	4,541,525
Agency CMO, at fair value	69,320	70,776
Agency CMBS, at fair value	898,129	816,147
Non-Agency CMBS, at fair value	—	9,836
Non-Agency RMBS, at fair value	—	7,224
Total investment portfolio	6,276,609	5,445,508
As of December 31, 2025 and 2024, our holdings of 30 year fixed-rate Agency RMBS represented approximately 85% and 83% of our total investment portfolio, respectively. Our 30 year fixed-rate Agency RMBS holdings as of December 31, 2025 and 2024 consisted of specified pools with coupon distributions as shown in the table below.

	As of December 31,
	2025			2024
$ in thousands	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield
4.0%	—	—%	—%	369,321	8.1%	4.67%
4.5%	785,584	14.8%	4.89%	658,218	14.5%	4.95%
5.0%	1,486,801	28.0%	5.20%	836,197	18.4%	5.35%
5.5%	1,534,654	28.9%	5.51%	1,196,335	26.3%	5.59%
6.0%	1,283,242	24.2%	5.93%	1,481,454	32.7%	5.97%
6.5%	218,879	4.1%	6.14%	—	—%	—%
Total 30 year fixed-rate Agency RMBS	5,309,160	100.0%	5.46%	4,541,525	100.0%	5.50%
Our holdings of Agency RMBS are primarily focused on specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. The table below shows the specified pool characteristics of our 30 year fixed-rate Agency RMBS holdings as of December 31, 2025 and 2024.

	As of December 31,
	2025		2024
$ in thousands	Fair Value	Percentage	Fair Value	Percentage
Specified pool characteristic:
Geographic location	942,347	17.7%	741,428	16.3%
Loan balance	2,111,999	39.8%	1,961,771	43.2%
High loan-to-value ratio	870,125	16.4%	509,459	11.2%
Low credit score	1,384,689	26.1%	1,328,867	29.3%
Total 30 year fixed-rate Agency RMBS	5,309,160	100.0%	4,541,525	100.0%
As of December 31, 2025 and 2024, our holdings of Agency CMBS represented approximately 14% and 15% of our total investment portfolio, respectively. These securities offer attractive risk-adjusted yields and diversification benefits. Further, the hedging costs associated with these holdings are economical as Agency CMBS is less sensitive to interest rate risk given prepayment protection and scheduled balloon maturity payments. As of December 31, 2025, approximately 81% of our Agency CMBS holdings were Fannie Mae DUS and 19% were Freddie Mac Multifamily Participation Certificates.

We sold our remaining investments in non-Agency securities during 2025. As of December 31, 2024, our holdings of non-Agency securities represented less than 1% of our total investment portfolio.
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

$ in thousands	Collateralized Borrowings Under Repurchase Agreements
Quarter Ended	Quarter-end Balance	Average Quarterly Balance (1)	Maximum Balance (2)
March 31, 2024	4,393,908	4,419,757	4,531,261
June 30, 2024	4,260,475	4,251,953	4,269,254
September 30, 2024	5,184,885	5,004,504	5,184,885
December 31, 2024	4,893,958	4,865,582	4,943,054
March 31, 2025	5,354,561	4,930,237	5,354,561
June 30, 2025	4,635,881	4,577,566	4,635,881
September 30, 2025	5,150,081	4,889,782	5,150,081
December 31, 2025	5,619,255	5,393,719	5,619,255
(1)Average quarterly balance for each period is based on month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
Hedging Instruments
We enter into interest rate swap agreements that are designed to mitigate the effects of changes in interest rates for a portion of our borrowings. Under these swap agreements, we generally pay fixed interest rates and receive floating interest rates indexed to SOFR. To a lesser extent, we have in the past entered into and may in the future enter into interest rate swap agreements whereby we make floating interest rate payments indexed to SOFR and receive fixed interest rate payments as part of our overall risk management strategy.
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the year ended December 31, 2025, we entered into interest rate swaps with a notional amount of $1.3 billion and terminated or settled interest rate swaps with a notional amount of $790.0 million.
We also use U.S. Treasury futures contracts as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. During the year ended December 31, 2025, we entered into U.S. Treasury futures contracts with a notional amount of $5.6 billion and terminated or settled U.S. Treasury futures contracts with a notional amount of $5.9 billion.
Daily variation margin for interest rate swaps and U.S. Treasury futures contracts is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our consolidated statements of operations.
Additionally, we have used and may in the future use short positions in TBAs to manage risk and economically hedge a portion of our exposure to changes in Agency RMBS valuations.

Capital Activities
As of December 31, 2025, we had 19,538,020 shares of our common stock remaining available for sale from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. The table below shows issuances of our common stock under equity distribution agreements during the years ended December 31, 2025 and 2024.

	Years ended December 31,
Shares in ones, $ in thousands	2025	2024
Shares sold	9,983,179	13,204,968
Fees paid to placement agents	1,034	1,475
Cash proceeds, net of fees paid to placement agents	81,625	116,460
For information on dividends declared during the years ended December 31, 2025 and 2024, see Note 10 - “Stockholders' Equity" of our consolidated financial statements in Part IV, Item 15 of this annual report on Form 10-K.
During the years ended December 31, 2025 and 2024, we did not repurchase any shares of our common stock.
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2025, we repurchased and retired 352,528 shares of Series C Preferred Stock. During the year ended December 31, 2024, we repurchased and retired 138,008 shares of Series B Preferred Stock prior to redemption and 338,780 shares of Series C Preferred Stock. We redeemed all outstanding shares of our Series B Preferred Stock in December 2024. As of December 31, 2025, we had authority to repurchase 354,131 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.
Book Value per Common Share
We calculate book value per common share as follows.

	As of December 31,
In thousands except per share amounts	2025	2024	2023
Numerator (adjusted equity):
Total equity	797,544	730,729	782,665
Less: Liquidation preference of Series B Preferred Stock	—	—	(109,650)
Less: Liquidation preference of Series C Preferred Stock	(171,353)	(180,166)	(188,636)
Total adjusted equity	626,191	550,563	484,379

Denominator (number of shares):
Common stock outstanding	71,791	61,730	48,461
Book value per common share	8.72	8.92	10.00
Our book value per common share decreased 2.2% as of December 31, 2025 compared to December 31, 2024. The decrease in our book value per common share was primarily due to losses on derivative instruments, dividends declared and expenses, which were partially offset by net interest income and gains on investments.
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in valuation of our investment portfolio or derivative instruments and a change in our interest income recognition among other effects.

Mortgage-Backed Securities. We have elected the fair value option for all of our MBS held as of December 31, 2025 (December 31, 2024: $5.4 billion or 99.7%). Under the fair value option, we recognize changes in fair value in our consolidated statement of operations. In our view, the fair value option election more appropriately reflects the results of our operations because MBS fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments.
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
Refer to the preceding discussion under “Market Conditions and Impacts” for information on how conditions in 2025 impacted valuations of our Agency securities, which constituted substantially all of our investment portfolio during 2025. Additionally, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for the estimated impact of an instantaneous shift in the yield curve on the market value of our interest rate-sensitive instruments.
Interest Income Recognition. Interest income on MBS is accrued based on the outstanding principal or notional balance of the securities and their contractual terms. Premiums or discounts are amortized or accreted into interest income over the life of the investment using the effective interest method.
For Agency MBS that cannot be prepaid in such a way that we would not recover substantially all of our initial investment, interest income recognition is based on contractual cash flows. We do not estimate prepayments in applying the effective interest method.
Interest income on our MBS where we may not recover substantially all of our initial investment is based on estimated future cash flows. We estimate future expected cash flows at the time of purchase and determine the effective interest rate based on these estimated cash flows and our purchase price. Over the life of the investments, we update these estimated future cash flows and compute a revised yield based on the current amortized cost of the investment. In estimating these future cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including but not limited to the rate and timing of principal payments, the pass through or coupon rate and interest rate fluctuations. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimate and our interest income. Changes in our original or most recent cash flow projections may result in a prospective change in interest income recognized on these securities, or the amortized cost of these securities.
One of the most significant factors impacting our interest income recognition is changes in long-term interest rates. When interest rates fall, prepayments will generally increase and when interest rates rise, prepayments will generally decrease. However, there are a variety of factors that may impact the rate of prepayments on our securities. Accordingly, under different conditions, we could report materially different amounts.
Prepayment rates on our mortgage-backed securities accelerated in 2025 compared to 2024 as interest rates declined. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for an estimate of the percentage change in our net interest income, including interest paid or received under interest rate swaps, caused by an instantaneous 50 and 100 basis points increase or decrease in interest rates.
Accounting for Derivative Financial Instruments. We use or have used derivatives to manage interest rate risk and as an alternative means of investing in and financing Agency RMBS. We record all derivatives on our consolidated balance sheets at fair value. Refer to Note 2 - “Summary of Significant Accounting Policies” of our consolidated financial statements included in Part IV, Item 15 of this Report for a description of how we determine the fair value of our U.S. Treasury futures contracts, interest rate swaps and TBAs. As of December 31, 2025, all of our U.S. Treasury futures contracts were exchange-traded, and all of our interest rate swaps were centrally cleared by a registered clearing organization. Changes in the fair value of our derivatives are recorded in gain (loss) on derivative instruments, net in our consolidated statement of operations. Further information is provided in Note 6 - “Derivatives and Hedging Activities” of our consolidated financial statements included in Part IV, Item 15 of this Report.
The factors that impact valuations of our TBAs are similar to those that impact valuations of our Agency RMBS. Valuations of U.S. Treasury futures contracts are impacted by changes in interest rates. Valuations of interest rate swaps are impacted by changes in swap rates, which includes changes in interest rates as well as changes in swap spreads. We recognized net losses on our interest rate swaps and U.S. Treasury futures contracts in 2025 as rates declined.

Results of Operations
The table below presents information from our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
$ in thousands, except share data	2025	2024	2023
Interest income	295,287	286,546	277,929
Interest expense	219,865	249,719	228,229
Net interest income	75,422	36,827	49,700
Other income (loss)
Gain (loss) on investments, net	149,344	(133,911)	(107,280)
(Increase) decrease in provision for credit losses	—	(458)	(320)
Equity in earnings (losses) of unconsolidated ventures	—	(193)	(1)
Gain (loss) on derivative instruments, net	(104,926)	176,634	61,838
Other investment income (loss), net	—	2	(66)
Total other income (loss)	44,418	42,074	(45,829)
Expenses
Management fee — related party	11,295	11,866	12,290
General and administrative	7,266	7,153	7,440
Total expenses	18,561	19,019	19,730
Net income (loss)	101,279	59,882	(15,859)
Dividends to preferred stockholders	(13,120)	(22,011)	(23,153)
Gain (loss) on repurchase and retirement of preferred stock	14	427	1,471
Issuance and redemption costs of redeemed preferred stock	—	(3,535)	—
Net income (loss) attributable to common stockholders	88,173	34,763	(37,541)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	1.32	0.65	(0.85)
Diluted	1.32	0.65	(0.85)
Weighted average number of shares of common stock:
Basic	66,881,856	53,773,405	44,073,815
Diluted	66,883,654	53,775,143	44,073,815
Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the years ended December 31, 2025, 2024 and 2023.

	Years ended December 31,
$ in thousands	2025	2024	2023
Average earning assets (1)	5,439,209	5,208,204	5,106,473
Average earning asset yields (2)	5.43%	5.50%	5.44%
(1)Average balances for each period are based on weighted month-end balances.
(2)Average earning asset yields for the period were calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Total average earning assets increased $231.0 million for the year ended December 31, 2025 compared to 2024. Changes in our average earning assets are a factor of our total stockholders' equity and our desired leverage levels.
Average earning asset yields decreased 7 basis points for the year ended December 31, 2025 compared to 2024. Changes in our average earning asset yields are driven by the composition of our investments, amortized cost of our securities and prepayment rates.

Our interest income includes coupon interest and net (premium amortization) discount accretion as shown in the table below.

	Years Ended December 31,
$ in thousands	2025	2024	2023
Interest income
Coupon interest	296,581	281,080	271,856
Net (premium amortization) discount accretion	(1,294)	5,466	6,073
Total interest income	295,287	286,546	277,929
Our interest income increased $8.7 million for the year ended December 31, 2025 compared to 2024 due to higher average earning assets, which was partially offset by lower average earning asset yields.
Prepayment Speeds
Our Agency RMBS portfolio is subject to inherent prepayment risk primarily driven by changes in interest rates, which impacts the amount of premium and discount on the purchase of these securities that is recognized into interest income. Generally, in an environment of falling interest rates, prepayment speeds will increase as homeowners are more likely to prepay their existing mortgage and refinance into a lower borrowing rate. In an environment of rising interest rates, prepayment speeds will generally decrease as homeowners are not as incentivized to refinance. For Agency RMBS where we do not estimate prepayments, premium amortization and discount accretion are not impacted by prepayments until actual prepayments occur. For Agency RMBS purchased at a substantial premium relative to par value, expected future prepayment speeds are estimated on at least a quarterly basis.
Faster prepayment rates on securities purchased at a premium relative to par value result in higher premium amortization and a decrease in interest income. Conversely, faster prepayment rates on securities purchased at a discount relative to par value result in higher discount accretion and an increase in interest income.
The following table presents net (premium amortization) discount accretion recognized during 2025, 2024 and 2023.

	Years Ended December 31,
$ in thousands	2025	2024	2023
Agency RMBS	(1,726)	4,948	5,160
Agency CMBS	444	433	—
Non-Agency CMBS	—	496	1,101
Non-Agency RMBS	(12)	(410)	(479)
U.S. Treasury securities	—	(1)	291
Net (premium amortization) discount accretion	(1,294)	5,466	6,073
The change in net (premium amortization) discount accretion for the year ended December 31, 2025 compared to 2024 was primarily a result of repositioning a portion of our investment portfolio into higher coupon securities that have higher amortized costs relative to par value.
Our interest income is subject to interest rate risk. Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on our operating results.

Interest Expense and Cost of Funds
The table below presents information related to our borrowings and cost of funds for the years ended December 31, 2025, 2024 and 2023.

	Years ended December 31,
$ in thousands	2025	2024	2023
Total average borrowings (1)	4,948,937	4,637,086	4,540,252
Maximum borrowings during the period (2)	5,619,255	5,184,885	4,987,006
Cost of funds (3)	4.44%	5.39%	5.03%
(1)Average borrowings for each period are based on weighted month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense, including amortization of net deferred gain (loss) on de-designated interest rate swaps, by our average borrowings.
Total average borrowings increased $311.9 million for the year ended December 31, 2025 compared to 2024. Changes in our average borrowings are a factor of our total stockholders' equity and our desired leverage levels.
Our average cost of funds decreased 95 basis points for the year ended December 31, 2025 compared to 2024. Changes in our cost of funds are substantially driven by the Federal Funds target rate, which was set at a range of 4.25% to 4.50% for the majority of 2025 and a range of 5.25% to 5.50% for the majority of 2024.
The table below presents the components of interest expense for the years ended December 31, 2025, 2024 and 2023.

	Years ended December 31,
$ in thousands	2025	2024	2023
Interest expense
Interest expense on repurchase agreement borrowings	219,865	249,719	238,634
Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	—	(10,405)
Total interest expense	219,865	249,719	228,229
Our interest expense decreased $29.9 million for the year ended December 31, 2025 compared to 2024 due to a lower cost of funds, which was partially offset by an increase in average borrowings.
Net Interest Income
The table below presents the components of net interest income for the years ended December 31, 2025, 2024 and 2023.

	Years ended December 31,
$ in thousands	2025	2024	2023
Interest income	295,287	286,546	277,929
Interest expense
Interest expense on repurchase agreement borrowings	219,865	249,719	238,634
Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	—	(10,405)
Total interest expense	219,865	249,719	228,229
Net interest income	75,422	36,827	49,700
Net interest rate margin	0.99%	0.11%	0.41%
Our net interest income, which equals total interest income less total interest expense, and our net interest rate margin, which equals the yield on our average earning assets for the period less the average cost of funds, increased for the year ended December 31, 2025 compared to 2024 due to a lower cost of funds, which was partially offset by a decrease in average earning asset yields. Our cost of funds is generally more sensitive to changes in interest rates than the yield on our investment portfolio, which is largely comprised of 30 year fixed-rate Agency RMBS.

Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
$ in thousands	2025	2024	2023
Net realized gains (losses) on sale of MBS	(2,417)	(9,124)	(158,028)
Net unrealized gains (losses) on MBS accounted for under the fair value option	151,761	(124,329)	50,364
Net unrealized gains (losses) on U.S. Treasury securities	—	(372)	372
Net realized gains (losses) on U.S. Treasury securities	—	(86)	12
Total gain (loss) on investments, net	149,344	(133,911)	(107,280)
During the year ended December 31, 2025, we sold MBS and realized net losses of $2.4 million (2024: net losses of $9.1 million). Net realized losses during the year ended December 31, 2025 primarily reflect sales of Agency RMBS during the first quarter as we rotated the portfolio into higher coupons. Net realized losses during the year ended December 31, 2024 primarily reflect sales of 4.0% to 5.0% coupon Agency RMBS with a portion of the proceeds being used to purchase Agency CMBS.
As of December 31, 2025, all of our MBS were accounted for under the fair value option (December 31, 2024: $5.4 billion or 99.7%). Under the fair value option, changes in fair value are recognized in income on the consolidated statements of operations.
We recorded net unrealized gains on our MBS portfolio accounted for under the fair value option of $151.8 million in 2025 (2024: net unrealized losses of $124.3 million). Net unrealized gains for the year ended December 31, 2025 were primarily due to the decline in interest rates and MBS spreads during the year, as valuations on fixed-rate securities increased as interest rates fell and spreads tightened. Net unrealized losses for the year ended December 31, 2024 were due to lower valuations on Agency RMBS and Agency CMBS given an increase in interest rates.
We did not hold any U.S. Treasury securities during the year ended December 31, 2025. We recorded net realized and unrealized losses of $458,000 on a U.S. Treasury security during the year ended December 31, 2024.
(Increase) Decrease in Provision for Credit Losses
As of December 31, 2025, we no longer own any securities that are classified as available-for-sale and subject to evaluation for credit losses. We recorded a provision for credit losses of $458,000 on a single non-Agency CMBS for the year ended December 31, 2024.
Equity in Earnings (Losses) of Unconsolidated Ventures
For the year ended December 31, 2024, we recorded equity in losses of unconsolidated ventures of $193,000. We received a final distribution from our sole remaining unconsolidated venture during the first quarter of 2024, and the venture was dissolved in April 2024.
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

The tables below summarize the components of our gain (loss) on derivative instruments, net for the following periods.

$ in thousands	Year ended December 31, 2025
Derivative Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	(162,830)	112,244	686	(49,900)
U.S. Treasury futures contracts	(56,313)	—	(1,286)	(57,599)
TBAs	1,967	—	606	2,573
Total	(217,176)	112,244	6	(104,926)

$ in thousands	Year ended December 31, 2024
Derivative Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	(47,581)	161,762	610	114,791
U.S. Treasury futures contracts	58,000	—	3,463	61,463
TBAs	986	—	(606)	380
Total	11,405	161,762	3,467	176,634

$ in thousands	Year ended December 31, 2023
Derivative Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	(177,628)	239,008	918	62,298
Currency forward contracts	(18)	—	—	(18)
TBAs	(1,880)	—	1,438	(442)
Total	(179,526)	239,008	2,356	61,838
As of December 31, 2025 and 2024, we held the following interest rate swaps whereby we pay fixed interest rates and receive floating interest rates based upon SOFR.

$ in thousands	As of December 31, 2025				As of December 31, 2024
Derivative instrument	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest rate swaps	3,820,000	1.34%	3.87%	4.6	3,265,000	0.97%	4.49%	5.3
We use interest rate swaps to manage our exposure to changing interest rates and add stability to our borrowings costs. During the year ended December 31, 2025, we entered into interest rate swaps with a notional amount of $1.3 billion and terminated or settled interest rate swaps with a notional amount of $790.0 million (2024: $2.6 billion of additions and $3.4 billion of terminations or settlements). We recorded net losses of $49.9 million on interest rate swaps for the year ended December 31, 2025 due to a decline in swap rates on maturities less than 15 years (2024: net gains of $114.8 million).

As of December 31, 2025 and 2024, we held the following U.S. Treasury futures contracts.

	As of
	December 31, 2025	December 31, 2024
$ in thousands	Notional Amount - Short	Notional Amount - Short
10 year U.S. Treasury futures	420,000	136,000
Ultra 10 year U.S. Treasury futures	455,000	1,057,000
30 year U.S. Treasury futures	215,000	209,000
Total	1,090,000	1,402,000
We use U.S. Treasury futures contracts as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. During the year ended December 31, 2025, we entered into U.S. Treasury futures contracts with a notional amount of $5.6 billion and terminated or settled U.S. Treasury futures contracts with a notional amount of $5.9 billion (2024: $2.8 billion of additions and $1.4 billion of terminations or settlements). We recognized net losses of $57.6 million on U.S. Treasury futures contracts for the year ended December 31, 2025 due to a decline in interest rates (2024: net gains of $61.5 million).
We primarily use TBAs that we do not intend to physically settle on the contractual settlement date in long positions as an alternative means of investing in and financing Agency RMBS. During the second quarter of 2025, we also used short positions in TBAs in response to heightened market volatility to manage risk and economically hedge a portion of our exposure to changes in Agency RMBS valuations. We recorded net gains of $2.6 million on TBAs during the year ended December 31, 2025 (2024: $380,000).
Expenses
For the year ended December 31, 2025, we incurred management fees of $11.3 million (2024: $11.9 million). Our management fees are determined by our average stockholders' equity. Refer to Note 9 – “Related Party Transactions” of our consolidated financial statements in Part IV, Item 15 of this Report for a discussion of our relationship with our Manager and a description of how our fees are calculated.
For the year ended December 31, 2025, our general and administrative expenses not covered under our management agreement amounted to $7.3 million (2024: $7.2 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.
Gain (Loss) on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2025, we repurchased and retired 352,528 shares of Series C Preferred Stock. During the year ended December 31, 2024, we repurchased and retired 138,008 shares of Series B Preferred Stock prior to redemption and 338,780 shares of Series C Preferred Stock. Gains and losses on repurchases and retirements of preferred stock represent the difference between the consideration transferred and the carrying value of the preferred stock.
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
Net Income (Loss) attributable to Common Stockholders
For the year ended December 31, 2025, our net income attributable to common stockholders was $88.2 million (2024: $34.8 million) or $1.32 basic and diluted net income per average share available to common stockholders (2024: $0.65). The change in net income attributable to common stockholders compared to 2024 was primarily due to: (i) net gains on investments of $149.3 million compared to net losses on investments of $133.9 million in 2024; (ii) net losses on derivative instruments of $104.9 million compared to net gains of $176.6 million in 2024 and (iii) a $38.6 million increase in net interest income.
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
Earnings Available for Distribution
Our business objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation. We use earnings available for distribution as a measure of our investment portfolio’s ability to generate income for distribution to common stockholders and to evaluate our progress toward meeting this objective. We calculate earnings available for distribution as U.S. GAAP net income (loss) attributable to common stockholders adjusted for (gain) loss on investments, net; realized (gain) loss on derivative instruments, net; unrealized (gain) loss on derivative instruments, net; TBA dollar roll income; (gain) loss on repurchase and retirement of preferred stock; foreign currency (gains) losses, net and amortization of net deferred (gain) loss on de-designated interest rate swaps. We may add and have added additional reconciling items to our earnings available for distribution calculation as appropriate.
By excluding the gains and losses discussed above, we believe the presentation of earnings available for distribution provides a consistent measure of operating performance that investors can use to evaluate our results over multiple reporting periods and, to a certain extent, compare to our peer companies. However, because not all of our peer companies use identical operating performance measures, our presentation of earnings available for distribution may not be comparable to other similarly titled measures used by our peer companies. We exclude the impact of gains and losses when calculating earnings available for distribution because, when analyzed in conjunction with our U.S. GAAP results, earnings available for distribution provides additional detail of our investment portfolio’s earnings capacity. In addition, certain gains and losses represent one-time events.
Furthermore, gains and losses have not been accounted for consistently under U.S. GAAP. Under U.S. GAAP, certain gains and losses may be reflected in net income whereas other gains and losses may be reflected in other comprehensive income. For example, a portion of our mortgage-backed securities were historically classified as available-for-sale securities, and changes in the valuation of these securities were recorded in other comprehensive income on our consolidated balance sheets. We elected the fair value option for our mortgage-backed securities purchased on or after September 1, 2016, and changes in the valuation of these securities are recorded in other income (loss) in our consolidated statements of operations.
To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income annually. Because we view earnings available for distribution as a consistent measure of our investment portfolio's ability to generate income for distribution to common stockholders, earnings available for distribution is one metric, but not the exclusive metric, that is used to determine the amount, if any, of dividends on our common stock. However, earnings available for distribution should not be considered as an indication of our taxable income, a guaranty of our ability to pay dividends or as a proxy for the amount of dividends we may pay, as earnings available for distribution excludes certain items that impact our cash needs.
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

	Years Ended December 31,
$ in thousands, except per share data	2025	2024	2023
Net income (loss) attributable to common stockholders	88,173	34,763	(37,541)
Adjustments:
(Gain) loss on investments, net	(149,344)	133,911	107,280
Realized (gain) loss on derivative instruments, net (1)	217,176	(11,405)	179,526
Unrealized (gain) loss on derivative instruments, net (1)	(6)	(3,467)	(2,356)
TBA dollar roll income (2)	1,147	1,366	697
(Gain) loss on repurchase and retirement of preferred stock	(14)	(427)	(1,471)
Foreign currency (gains) losses, net (3)	—	(2)	66
Amortization of net deferred (gain) loss on de-designated interest rate swaps (4)	—	—	(10,405)
Subtotal	68,959	119,976	273,337
Earnings available for distribution	157,132	154,739	235,796
Basic earnings (loss) per common share	1.32	0.65	(0.85)
Earnings available for distribution per common share (5)	2.35	2.88	5.35

(1)U.S. GAAP gain (loss) on derivative instruments, net on the consolidated statements of operations includes the following components.

	Years Ended December 31,
$ in thousands	2025	2024	2023
Realized gain (loss) on derivative instruments, net	(217,176)	11,405	(179,526)
Unrealized gain (loss) on derivative instruments, net	6	3,467	2,356
Contractual net interest income (expense) on interest rate swaps	112,244	161,762	239,008
Gain (loss) on derivative instruments, net	(104,926)	176,634	61,838

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

(4)    U.S. GAAP interest expense on the consolidated statements of operations includes the following components.

	Years Ended December 31,
$ in thousands	2025	2024	2023
Interest expense on repurchase agreement borrowings	219,865	249,719	238,634
Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	—	(10,405)
Total interest expense	219,865	249,719	228,229

(5)    Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding.

The table below shows the components of earnings available for distribution for the following periods.

	Years Ended December 31,
$ in thousands	2025	2024	2023
Effective net interest income(1)	187,666	198,589	278,303
TBA dollar roll income	1,147	1,366	697
Equity in earnings (losses) of unconsolidated ventures	—	(193)	(1)
(Increase) decrease in provision for credit losses	—	(458)	(320)
Total expenses	(18,561)	(19,019)	(19,730)
Subtotal	170,252	180,285	258,949
Dividends to preferred stockholders	(13,120)	(22,011)	(23,153)
Issuance and redemption costs of redeemed preferred stock	—	(3,535)	—
Earnings available for distribution	157,132	154,739	235,796
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution increased for the year ended December 31, 2025 compared to 2024 due to the redemption of our Series B Preferred Stock in December 2024, which was partially offset by lower effective net interest income. See below for details on the change in effective net interest income.
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

	Years Ended December 31,
	2025		2024		2023
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	219,865	4.44%	249,719	5.39%	228,229	5.03%
Add: Amortization of net deferred gain (loss) on de-designated interest rate swaps	—	—%	—	—%	10,405	0.23%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(112,244)	(2.27)%	(161,762)	(3.49)%	(239,008)	(5.26)%
Effective interest expense	107,621	2.17%	87,957	1.90%	(374)	—%

Our effective interest expense increased for the year ended December 31, 2025 compared to 2024 due to a decrease in contractual net interest income on interest rate swaps and an increase in average borrowings, which were partially offset by a lower average cost of funds. Our effective cost of funds increased for the year ended December 31, 2025 compared to 2024 due to a decrease in contractual net interest income on interest rate swaps, which was partially offset by a lower average cost of funds.
In addition to changes caused by the underlying floating rate index, the amount of contractual net interest income or expense on interest rate swaps that we recognize has changed based on changes in the size and composition of our interest rate swap portfolio. We also use U.S. Treasury futures contracts, which do not earn or incur contractual interest, in lieu of certain interest rate swaps as an alternative way to help mitigate the potential impact of changing interest rates on our performance. See preceding discussion under “Gain (Loss) on Derivative Instruments, net” for details of our interest rate swap portfolio as of December 31, 2025 and 2024.
The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Years Ended December 31,
	2025		2024		2023
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	75,422	0.99%	36,827	0.11%	49,700	0.41%
Less: Amortization of net deferred (gain) loss on de-designated interest rate swaps	—	—%	—	—%	(10,405)	(0.23)%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	112,244	2.27%	161,762	3.49%	239,008	5.26%
Effective net interest income	187,666	3.26%	198,589	3.60%	278,303	5.44%
Our effective net interest income and effective interest rate margin decreased for the year ended December 31, 2025 compared to 2024 due to a decrease in contractual net interest income on interest rate swaps and average earning asset yields, which were partially offset by a lower average cost of funds.

Economic Debt-to-Equity Ratio
The table below shows our debt-to-equity ratio and our economic debt-to-equity ratio as of December 31, 2025 and 2024. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity.
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

	As of
$ in thousands	December 31, 2025	December 31, 2024
Repurchase agreements	5,619,255	4,893,958
Total stockholders' equity	797,544	730,729

Debt-to-equity ratio (1)	7.0	6.7
Economic debt-to-equity ratio (2)	7.0	6.7
(1)Debt-to-equity ratio is calculated as the ratio of total repurchase agreements to total stockholders' equity.
(2)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis (none as of December 31, 2025; $606,000 as of December 31, 2024) to total stockholders' equity.

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, purchase investments, repay borrowings and fund other general business needs. Our primary sources of funds for liquidity consist of the net cash proceeds from our common equity offerings, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, margin requirements and the payment of cash dividends as required for continued qualification as a REIT. We generally maintain liquidity to pay down borrowings under financing arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our consolidated balance sheets is significantly less important than our potential liquidity available under borrowing arrangements or through the sale of liquid investments. However, there can be no assurance that we will maintain sufficient levels of liquidity to meet margin calls.
We held cash, cash equivalents and restricted cash of $166.4 million as of December 31, 2025 (2024: $210.9 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $157.1 million for the year ended December 31, 2025 (2024: $183.2 million).
Our investing activities used net cash of $892.9 million for the year ended December 31, 2025 (2024: $497.4 million). Our primary use of cash from investing activities during the year ended December 31, 2025 was $2.7 billion to purchase MBS (2024: $2.2 billion). We received proceeds from sales of MBS of $1.5 billion (2024: $1.3 billion from sales of MBS and $10.8 million from sales of U.S. Treasury securities). We also generated $531.9 million from principal payments of MBS during the year ended December 31, 2025 (2024: $389.5 million) and used cash of $217.2 million to settle derivative contracts during the year ended December 31, 2025 (2024: received cash of $11.4 million).
Our financing activities provided net cash of $691.3 million for the year ended December 31, 2025 (2024: $326.5 million). Our primary source of cash from financing activities during the year ended December 31, 2025 was net proceeds on our repurchase agreements of $725.3 million (2024: $435.7 million) and proceeds from issuance of common stock of $81.6 million (2024: $116.5 million). We also paid dividends of $106.9 million (2024: $105.5 million) and used $8.5 million to repurchase Series C Preferred Stock during the year ended December 31, 2025 (2024: $11.1 million to repurchase Series B Preferred Stock prior to redemption and Series C Preferred Stock). We redeemed all outstanding shares of our Series B Preferred Stock for $106.2 million in December 2024.

As of December 31, 2025, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.4% for Agency RMBS and 4.9% for Agency CMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS and a low of 4% to a high of 5% for Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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
We experience margin calls and increased collateral requirements in the ordinary course of our business. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase or if spreads widen, then the value of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will seek to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet margin calls or increased collateral requirements. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.
Our interest rate swaps and U.S. Treasury futures contracts require us to post initial margin and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement.
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
Forward-Looking Statements Regarding Liquidity
As of December 31, 2025, we held $5.9 billion of Agency securities that are financed by repurchase agreements. We also had approximately $397.3 million of unencumbered investments and unrestricted cash of $56.0 million as of December 31, 2025. As of December 31, 2025, our known contractual obligations primarily consisted of $5.6 billion of repurchase agreement borrowings with a weighted average remaining maturity of 23 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities.
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
Exposure to Financial Counterparties
We finance a substantial portion of our investment portfolio through repurchase agreements. Under these agreements, we pledge assets from our investment portfolio as collateral. Additionally, certain counterparties may require us to provide additional collateral in the event the market value of the assets declines to maintain a contractual repurchase agreement collateral ratio. If a counterparty were to default on its obligations, we would be exposed to potential losses to the extent the fair value of collateral pledged by us to the counterparty including any accrued interest receivable on such collateral exceeded the amount loaned to us by the counterparty plus interest due to the counterparty.
As of December 31, 2025, one counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than 5% of our stockholders’ equity.
The following table summarizes our exposure to counterparties by geographic concentration as of December 31, 2025. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	14	3,510,419	160,681
Asia	3	764,029	37,765
Europe (excluding United Kingdom)	2	723,946	32,814
United Kingdom	1	620,861	25,525
Total	20	5,619,255	256,785
Dividends
To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gains. We must pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. For additional information regarding the characteristics of our dividends, refer to Note 10 – “Stockholders' Equity” of our consolidated financial statements in Part IV, Item 15 of this Report.
Unrelated Business Taxable Income
We have not engaged in transactions that would result in a portion of our income being treated as unrelated business taxable income.
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the “Code”) at the end of each calendar quarter in 2025. We also believe that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2025. Consequently, we believe we met the REIT income and asset test as of December 31, 2025. We also met all REIT requirements regarding the stock ownership and distribution of dividends of our taxable income as of December 31, 2025. Therefore, as of December 31, 2025, we believe that we qualified as a REIT under the Code.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of

U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of December 31, 2025, we conducted our business so as not to be regulated as an investment company under the 1940 Act.
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
For additional discussion of market risk, see Item Part I. Item 1A - Risk Factors of this Report.
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our repurchase agreements. Our repurchase agreements are typically short-term in nature and are periodically refinanced at current market rates. We typically mitigate this interest rate risk by utilizing derivative contracts, primarily interest rate swap agreements and U.S. Treasury futures contracts.
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
Market Risk
Market Value Risk
The estimated fair value of our securities fluctuates due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a falling interest rate environment, the estimated fair value of these securities would be expected to increase.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive instruments and net interest income, including net interest paid or received under interest rate swaps, as of December 31, 2025 and 2024, assuming a static portfolio and constant financing and asset spreads. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilized assumptions, models and estimates of our Manager based on our Manager’s judgment and experience.

	As of December 31, 2025		As of December 31, 2024
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(5.09)%	(1.20)%	(0.16)%	(0.59)%
+0.50%	(2.07)%	(0.46)%	0.02%	(0.21)%
-0.50%	1.45%	0.01%	(0.48)%	(0.05)%
-1.00%	2.63%	(0.53)%	(1.30)%	(0.47)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates as of December 31, 2025 and 2024. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our portfolio, which includes hedging instruments, and that can result in material changes to our interest rate risk profile. When applicable, our scenario analysis assumes a floor of 0% for U.S. Treasury yields and, to be consistent, we also apply a floor of 0% for all related funding costs.
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
Deteriorating fundamentals and tightening lending conditions may cause borrowers to experience difficulties meeting their obligations and refinancing loans upon scheduled maturities. Loans may experience increasing delinquency levels and eventual defaults, which could impact the performance of the investments. Rating agencies periodically reassess transactions negatively impacted by these adverse changes, which may result in our investments being downgraded.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the principal executive officer and principal financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 31, 2025. Their report dated February 23, 2026, which is included herein, expressed an unqualified opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Series C Preferred Stock Dividends
We declared a Series C Preferred Stock dividend of $0.46875 per share on February 18, 2026 that is payable on March 27, 2026 to stockholders of record at the close of business on March 5, 2026.
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
Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by us of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Our chief executive officer submitted this certification to the NYSE in 2025 as required pursuant to Section 303A of the NYSE Listed Company Manual and will submit a similar certification within 30 days of our 2026 annual stockholders’ meeting. In addition, we have filed, as exhibits to this Report, the certifications of our chief executive officer and chief financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 71 - 96 of this Report.
(a)(2) Financial Statement Schedules: Not applicable.
(a)(3) Exhibits: Refer to Exhibit Index starting on page 66 of this Report.

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

3.4	Articles of Amendment of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on June 3, 2022.

3.5	Articles of Amendment of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on June 3, 2022.

3.6	Articles of Amendment (Authorized shares), incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on August 9, 2024.

3.7	Amended and Restated Bylaws of Invesco Mortgage Capital Inc., incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on February 17, 2017.

4.1	Specimen Common Stock Certificate of Invesco Mortgage Capital Inc, incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the SEC on February 21, 2023.

4.2
Specimen 7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.5 to our Registration Statement on Form 8-A, filed with the SEC on August 11, 2017.

4.3*	Description of Invesco Mortgage Capital Inc. Securities.

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

10.7
Equity Distribution Agreement, dated August 8, 2025 among Invesco Mortgage Capital Inc., IAS Operating Partnership LP, Invesco Advisers, Inc., BTIG, LLC, Citizens JMP Securities, LLC, Janney Montgomery Scott LLC and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed with the SEC on August 8, 2025).

19	Insider Trading Policy, incorporated by reference to Exhibit 19 to our Annual Report on Form 10-K filed with the SEC on February 22, 2024.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of John M. Anzalone pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Gregson pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of John M. Anzalone pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Mark Gregson pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for Recoupment of Incentive Compensation, incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K filed with the SEC on February 22, 2024.

101	The following series of audited XBRL-formatted documents are collectively included herewith as Exhibit 101. The financial information is extracted from Invesco Mortgage Capital Inc.’s audited consolidated financial statements and notes that are included in this Form 10-K Report.

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
* Filed herewith
** Furnished herewith
Item 16. Form 10-K Summary.
Not applicable.

67

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Invesco Mortgage Capital Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Invesco Mortgage Capital Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Mortgage-Backed Securities, at fair value
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s mortgage-backed securities, at fair value were $6.3 billion as of December 31, 2025. Management determines the fair value of mortgage-backed securities using an independent primary pricing service. If the primary pricing service cannot provide a price, management seeks a value from other pricing services. The pricing service uses two types of valuation approaches to determine the valuation of the Company’s various mortgage-backed securities: a market approach, which uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities; and an income approach, which uses valuation techniques to convert future amounts to a single, discounted present value amount.
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
February 23, 2026
We have served as the Company’s auditor since 2016.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
$ in thousands except share amounts	December 31, 2025	December 31, 2024
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $5,879,318 and $5,129,486, respectively, net of allowance for credit losses of $0 and $654, respectively)	6,276,609	5,445,508
Cash and cash equivalents	56,040	73,403
Restricted cash	110,391	137,478
Due from counterparties	—	580
Investment related receivable	27,848	24,870
Derivative assets, at fair value	4,412	5,033
Other assets	594	1,162
Total assets	6,475,894	5,688,034
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	5,619,255	4,893,958
Derivative liabilities, at fair value	—	627
Dividends payable	25,845	24,692
Accrued interest payable	28,664	32,711
Accounts payable and accrued expenses	1,580	1,619
Due to affiliate	3,006	3,698
Total liabilities	5,678,350	4,957,305
Commitments and contingencies (See Note 13)
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 6,854,131 shares and 7,206,659 shares issued and outstanding, respectively ($171,353 and $180,166 aggregate liquidation preference, respectively)	165,756	174,281
Common Stock, par value $0.01 per share; 134,000,000 shares authorized; 71,790,532 and 61,729,693 shares issued and outstanding, respectively	718	617
Additional paid in capital	4,209,977	4,127,807
Accumulated other comprehensive income	—	173
Retained earnings (distributions in excess of earnings)	(3,578,907)	(3,572,149)
Total stockholders’ equity	797,544	730,729
Total liabilities and stockholders' equity	6,475,894	5,688,034
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024	2023
$ in thousands, except share data

Interest income	295,287	286,546	277,929
Interest expense	219,865	249,719	228,229
Net interest income	75,422	36,827	49,700
Other income (loss)
Gain (loss) on investments, net	149,344	(133,911)	(107,280)
(Increase) decrease in provision for credit losses	—	(458)	(320)
Equity in earnings (losses) of unconsolidated ventures	—	(193)	(1)
Gain (loss) on derivative instruments, net	(104,926)	176,634	61,838
Other investment income (loss), net	—	2	(66)
Total other income (loss)	44,418	42,074	(45,829)
Expenses
Management fee — related party	11,295	11,866	12,290
General and administrative	7,266	7,153	7,440
Total expenses	18,561	19,019	19,730
Net income (loss)	101,279	59,882	(15,859)
Dividends to preferred stockholders	(13,120)	(22,011)	(23,153)
Gain (loss) on repurchase and retirement of preferred stock	14	427	1,471
Issuance and redemption costs of redeemed preferred stock	—	(3,535)	—
Net income (loss) attributable to common stockholders	88,173	34,763	(37,541)
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	1.32	0.65	(0.85)
Diluted	1.32	0.65	(0.85)
Weighted average number of shares of common stock:
Basic	66,881,856	53,773,405	44,073,815
Diluted	66,883,654	53,775,143	44,073,815
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2025	2024	2023
$ in thousands
Net income (loss)	101,279	59,882	(15,859)
Other comprehensive income (loss):
Unrealized gain (loss) on mortgage-backed securities, net	229	(1,051)	(91)
Reclassification of unrealized (gain) loss on sale of mortgage-backed securities to gain (loss) on investments, net	(402)	—	—
Reclassification of unrealized loss on available-for-sale securities to (increase) decrease in provision for credit losses	—	526	320
Reclassification of amortization of net deferred (gain) loss on de-designated interest rate swaps to interest expense	—	—	(10,405)
Currency translation adjustments on investment in unconsolidated venture	—	—	(10)
Reclassification of currency translation loss on investment in unconsolidated venture to other investment income (loss), net	—	—	123
Total other comprehensive income (loss)	(173)	(525)	(10,063)
Comprehensive income (loss)	101,106	59,357	(25,922)
Dividends to preferred stockholders	(13,120)	(22,011)	(23,153)
Gain (loss) on repurchase and retirement of preferred stock	14	427	1,471
Issuance and redemption costs of redeemed preferred stock	—	(3,535)	—
Comprehensive income (loss) attributable to common stockholders	88,000	34,238	(47,604)
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

$ in thousands except share amounts	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in Excess of Earnings)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,537,634	109,679	7,816,470	189,028	38,710,916	387	3,901,562	10,761	(3,407,342)	804,075
Net income (loss)	—	—	—	—	—	—	—	—	(15,859)	(15,859)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(10,063)	—	(10,063)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	9,699,471	97	109,007	—	—	109,104
Stock awards	—	—	—	—	50,239	—	—	—	—	—
Repurchase and retirement of preferred stock	(151,637)	(3,665)	(271,031)	(6,554)	—	—	—	—	1,471	(8,748)
Common stock dividends	—	—	—	—	—	—	—	—	(73,260)	(73,260)
Preferred stock dividends	—	—	—	—	—	—	—	—	(23,153)	(23,153)
Amortization of equity-based compensation	—	—	—	—	—	—	569	—	—	569
Balance as of December 31, 2023	4,385,997	106,014	7,545,439	182,474	48,460,626	484	4,011,138	698	(3,518,143)	782,665
Net income (loss)	—	—	—	—	—	—	—	—	59,882	59,882
Other comprehensive income (loss)	—	—	—	—	—	—	—	(525)	—	(525)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	13,204,968	132	116,083	—	—	116,215
Stock awards	—	—	—	—	64,099	1	—	—	—	1
Redemption of preferred stock	(4,247,989)	(102,678)	—	—	—	—	—	—	(3,535)	(106,213)
Repurchase and retirement of preferred stock	(138,008)	(3,336)	(338,780)	(8,193)	—	—	—	—	427	(11,102)
Common stock dividends	—	—	—	—	—	—	—	—	(88,769)	(88,769)
Preferred stock dividends	—	—	—	—	—	—	—	—	(22,011)	(22,011)
Amortization of equity-based compensation	—	—	—	—	—	—	586	—	—	586
Balance as of December 31, 2024	—	—	7,206,659	174,281	61,729,693	617	4,127,807	173	(3,572,149)	730,729
Net income (loss)	—	—	—	—	—	—	—	—	101,279	101,279
Other comprehensive income (loss)	—	—	—	—	—	—	—	(173)	—	(173)
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	9,983,179	100	81,483	—	—	81,583
Stock awards	—	—	—	—	77,660	1	—	—	—	1
Repurchase and retirement of preferred stock	—	—	(352,528)	(8,525)	—	—	—	—	14	(8,511)
Common stock dividends	—	—	—	—	—	—	—	—	(94,931)	(94,931)
Preferred stock dividends	—	—	—	—	—	—	—	—	(13,120)	(13,120)
Amortization of equity-based compensation	—	—	—	—	—	—	687	—	—	687
Balance as of December 31, 2025	—	—	6,854,131	165,756	71,790,532	718	4,209,977	—	(3,578,907)	797,544
The accompanying notes are an integral part of these consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income (loss)	101,279	59,882	(15,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and (discounts), net	(5,658)	(13,310)	(14,380)
Realized and unrealized (gain) loss on derivative instruments, net	217,170	(14,872)	177,170
(Gain) loss on investments, net	(149,344)	133,911	107,280
Increase (decrease) in provision for credit losses	—	458	320
(Gain) loss from investments in unconsolidated ventures in excess of distributions received	—	193	1
Other amortization	688	587	(9,836)
Loss on foreign currency translation	—	—	123
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(2,265)	(613)	(1,977)
Increase (decrease) in operating liabilities	(4,785)	16,924	(5,055)
Net cash provided by (used in) operating activities	157,085	183,160	237,787
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(2,666,485)	(2,221,726)	(5,933,598)
Purchase of U.S. Treasury securities	—	—	(59,514)
Distributions from investments in unconsolidated ventures, net	—	307	41
Principal payments from mortgage-backed securities	531,878	389,455	348,547
Proceeds from sale of mortgage-backed securities	1,458,335	1,312,954	5,236,686
Proceeds from sale of U.S. Treasury securities	—	10,755	48,977
Settlement (termination) of swaps, TBAs, futures and forwards, net	(217,176)	11,405	(179,526)
Net change in due from counterparties and collateral held payable on derivative instruments	580	(580)	1,584
Net cash provided by (used in) investing activities	(892,868)	(497,430)	(536,803)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	81,625	116,460	109,104
Redemption of preferred stock	—	(106,213)	—
Repurchase of preferred stock	(8,511)	(11,102)	(8,748)
Proceeds from repurchase agreements	48,362,061	38,471,781	41,084,893
Principal repayments of repurchase agreements	(47,636,764)	(38,036,099)	(40,861,440)
Net change in due from counterparties and collateral held payable on repurchase agreements	—	(2,475)	(2,417)
Payments of deferred costs	(180)	(366)	(329)
Payments of dividends	(106,898)	(105,472)	(102,191)
Net cash provided by (used in) financing activities	691,333	326,514	218,872
Net change in cash, cash equivalents and restricted cash	(44,450)	12,244	(80,144)
Cash, cash equivalents and restricted cash, beginning of period	210,881	198,637	278,781
Cash, cash equivalents and restricted cash, end of period	166,431	210,881	198,637
Supplement Disclosure of Cash Flow Information
Interest paid	223,913	232,794	243,394
Non-cash Investing and Financing Activities Information
Dividends declared not paid	25,845	24,692	19,384
Unsettled receivables recorded within investment related receivable	—	—	2,429
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
As of December 31, 2025, we were invested in:
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
During the periods presented in these consolidated financial statements, we also invested in CMBS and RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency CMBS” and “non-Agency RMBS”, respectively), U.S. Treasury securities and real estate-related financing arrangements in the form of unconsolidated ventures.
We conduct our business through IAS Operating Partnership L.P. (the “Operating Partnership”) and have one operating segment. We are externally managed and advised by Invesco Advisers, Inc. (our “Manager”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), an independent global investment management firm.
We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986. To maintain our REIT qualification, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually, and we will generally not be subject to U.S. federal or state corporate income tax to the extent that we distribute all of our annual taxable income to our stockholders on a timely basis. It is our intention to distribute 100% of our taxable income within the time limits prescribed by the Internal Revenue Code. We operate our business in a manner that permits our exclusion from the “Investment Company” definition under the Investment Company Act of 1940, as amended (the “1940 Act”).
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
Fair Value Measurements
As described in Note 8 - “Fair Value of Financial Instruments,” we evaluate the source used to fair value our assets and liabilities and make a determination on its categorization within the fair value hierarchy. If the price of an instrument is readily available, meaning that it is a quoted price in an active market for identical assets, the instrument is classified as a level 1 measurement. If the price of an instrument is obtained from quoted prices in inactive markets for similar instruments, or whose values are model-derived but the inputs are observable either directly or indirectly, the instrument is classified as a level 2 measurement. If the inputs appear to be not observable and reflect judgment about assumptions used to value the instrument, the instrument would be classified as a level 3 measurement. Transfers between levels, if any, are determined at the end of the reporting period.
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
Our U.S. Treasury futures contracts are valued based on exchange pricing for identical instruments and classified as Level 1 measurements in the fair value hierarchy. Interest rate swaps are valued using the daily settlement price, or fair value, determined by the clearing exchange based on a pricing model that references observable market data, including current benchmark rates and the forward yield curve. The valuation methodology for to-be-announced securities forward contracts (“TBAs”) is similar to that of our Agency RMBS. Our interest rate swaps and TBAs are classified as Level 2 measurements in the fair value hierarchy.
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
We also review daily price movements for interest rate swaps, U.S. Treasury futures contracts and TBAs. Price movements exceeding pre-defined tolerance levels are investigated using an alternate price from another pricing service as well as available market information. Based on our findings, the primary pricing service may be challenged, or in rare cases, overridden with an alternate pricing source.
In addition, we perform due diligence procedures on all pricing services on at least an annual basis. A questionnaire is sent to pricing services which requests information such as changes in methodologies, business recovery preparedness, internal controls and confirmation that evaluations are generated based on market data.
Mortgage-Backed Securities
We record our purchases of MBS on the trade date and report these securities at fair value as described above in the Fair Value Measurements section of this Note 2 to our consolidated financial statements. We have elected the fair value option for all of our MBS held as of December 31, 2025 (December 31, 2024: $5.4 billion or 99.7% of our MBS). Under the fair value option, we recognize changes in fair value in our consolidated statements of operations. In our view, the election more appropriately reflects the results of our operations because MBS fair value changes are accounted for in the same manner as fair value changes in our economic hedging instruments. We elected the fair value option for all MBS purchased on or after September 1, 2016.
Our MBS that were held as of December 31, 2024 for which we had not elected the fair value option were classified as available-for-sale, with unrealized gains or losses recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until sale or disposition of the investment. Upon sale or disposition, the cumulative gain or loss previously reported in stockholders' equity was recognized in income.
Realized gains and losses from sales of MBS are determined based upon the specific identification method. Our interest income recognition policies for MBS is described below in the Interest Income Recognition section of this Note 2 to our consolidated financial statements.

Allowances for Credit Losses on Available-for-Sale Securities
Prior to the sale of our MBS that were classified as available-for-sale, we were required to evaluate those securities for credit losses. Allowances for credit losses were estimated based on a comparison of the investment's amortized cost basis to its discounted expected cash flows. Credit losses were recorded within (increase) decrease in provisions for credit losses in our consolidated statements of operations.
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
For Agency MBS that cannot be prepaid in such a way that we would not recover substantially all of our initial investment, interest income recognition is based on contractual cash flows. We do not estimate prepayments in applying the effective interest method.
Interest income on our MBS where we may not recover substantially all of our initial investment is based on estimated future cash flows. We estimate future expected cash flows at the time of purchase and determine the effective interest rate based on these estimated cash flows and our purchase price. Over the life of the investments, we update these estimated future cash flows and compute a revised yield based on the current amortized cost of the investment In estimating these future cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including but not limited to the rate and timing of principal payments, the pass through or coupon rate and interest rate fluctuations. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimate and our interest income. Changes in our original or most recent cash flow projections may result in a prospective change in interest income recognized on these securities, or the amortized cost of these securities. For non-Agency RMBS not of high credit quality, when actual cash flows varied from expected cash flows, the difference was recorded as an adjustment to the amortized cost of the security and the security's yield was revised prospectively.
U.S. Treasury Securities
Coupon interest income on U.S. Treasury securities is accrued based on the outstanding principal balance of the securities and their contractual terms.
Cash and Cash Equivalents
We consider all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. As of December 31, 2025, we had cash and cash equivalents in excess of the FDIC deposit insurance limit of $250,000 per institution. We mitigate our risk of loss by actively monitoring our counterparties.
Restricted Cash
Restricted cash represents initial margin posted on our interest rate swaps and futures contracts. Cash posted as initial margin is not available for general corporate purposes.
Due from Counterparties / Collateral Held Payable
Due from counterparties represents cash variation margin posted with our counterparties as collateral on our TBAs and repurchase agreements. Collateral held payable represents cash variation margin posted with us by counterparties as collateral on our TBAs and repurchase agreements. If we receive collateral other than cash from our counterparties under repurchase agreements, such assets are not included in our consolidated balance sheets. If we either sell such assets or pledge the assets as collateral under a repurchase agreement, the cash received and the corresponding liability are reflected on the consolidated balance sheets.

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
Repurchase Agreements
We have financed our purchases of mortgage-backed securities primarily through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest that is recorded as accrued interest payable in our consolidated balance sheets, as specified in the respective agreements.
We record the mortgage-backed securities and the related repurchase agreement financing on a gross basis in our consolidated balance sheets, and the corresponding interest income and interest expense on a gross basis in our consolidated statements of operations.
Dividends Payable
Dividends payable represent dividends declared at the balance sheet date that are payable to common stockholders and/or preferred stockholders.
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
Comprehensive Income
Our comprehensive income consists of net income, as presented in the consolidated statements of operations, adjusted as appropriate for items such as unrealized gains and losses on available-for-sale MBS; reclassification of unrealized gains and losses upon sale of available-for-sale MBS to gain (loss) on investments, net; reclassification of unrealized losses on available-for-sale securities to (increase) decrease in provision for credit losses; reclassification of amortization of net deferred gains and losses on de-designated interest rate swaps to repurchase agreements interest expense and currency translation adjustments on an investment in an unconsolidated venture. Unrealized gains and losses on available-for-sale MBS were reclassified into net income upon their sale.
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
We evaluate the terms and conditions of our U.S. Treasury futures contracts, currency forward contracts and TBAs to determine if an instrument has the characteristics of an investment or should be considered a derivative under U.S. GAAP. Accordingly, U.S. Treasury futures contracts, currency forward contracts and TBAs having the characteristics of derivatives are accounted for at fair value with such changes recognized in gain (loss) on derivative instruments, net in the consolidated statements of operations.
The fair value of interest rate swaps, U.S. Treasury futures contracts, currency forward contracts and TBAs is included in derivative assets or derivative liabilities on the consolidated balance sheets. Daily variation margin received or paid on interest rate swaps and U.S. Treasury futures contracts is accounted for as settlement of the derivative itself rather than as collateral and is recorded as a reduction in the corresponding derivative asset or derivative liability.
Income Taxes
We elected to be taxed as a REIT. Accordingly, we will generally not be subject to U.S. federal and applicable state and local corporate income tax to the extent that we make qualifying distributions to our stockholders, and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to stockholders.
Our dividends paid deduction for qualifying dividends to our stockholders is computed using our REIT taxable income as opposed to net income reported on the consolidated financial statements. REIT taxable income will generally differ from net income because the determination of REIT taxable income is based on tax regulations and not financial accounting principles. We did not incur an income tax liability for the years ended December 31, 2024 and 2023 and do not expect to incur an income tax liability for the year ended December 31, 2025. Accordingly, our effective tax rate was 0% and we did not pay any income tax.
We have net operating loss carryforwards that do not expire and capital loss carryforwards that expire five years after the fiscal tax years in which they were created. We do not recognize our net operating loss carryforwards or capital loss carryforwards as deferred tax assets on our consolidated balance sheets because we do not expect to incur income taxes.
We have elected to treat one of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. Our TRS did not generate taxable income for the years ended December 31, 2025, 2024 and 2023.
We do not have any accruals for uncertain tax positions. Our tax returns for tax years 2022 and forward are open to examination by the IRS. We would recognize interest and penalties, if any, as income tax expense, which would be included in general and administrative expenses.
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
We reviewed all other recently issued accounting standards updates and determined that they were not expected to have a significant impact on our consolidated financial statements when adopted or did not have a significant impact on our consolidated financial statements upon adoption.
Note 3 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type as of December 31, 2025 and 2024.

As of December 31, 2025
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period-end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate pass-through	5,223,764	(33,396)	5,190,368	118,792	5,309,160	5.46%
Agency CMO (2)	484,974	(424,405)	60,569	8,751	69,320	9.18%
Agency CMBS	898,047	(6,317)	891,730	6,399	898,129	4.62%
Total	6,606,785	(464,118)	6,142,667	133,942	6,276,609	5.37%
(1)Period-end weighted average yield is based on amortized cost as of December 31, 2025 and incorporates future prepayment and loss assumptions when appropriate. Total represents period-end weighted average yield of all mortgage-backed securities.
(2)All Agency collateralized mortgage obligations (“Agency CMO”) are interest-only securities (“Agency IO”).

As of December 31, 2024
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain/ (Loss), net	Fair Value	Period-end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate pass-through	4,626,174	(87,357)	4,538,817	—	2,708	4,541,525	5.50%
Agency CMO (2)	529,137	(461,674)	67,463	—	3,313	70,776	9.20%
Agency CMBS	845,736	(5,830)	839,906	—	(23,759)	816,147	4.59%
Non-Agency CMBS	11,000	—	11,000	(654)	(510)	9,836	8.91%
Non-Agency RMBS (3)(4)(5)	248,957	(242,334)	6,623	—	601	7,224	11.13%
Total	6,261,004	(797,195)	5,463,809	(654)	(17,647)	5,445,508	5.42%
(1)Period-end weighted average yield is based on amortized cost as of December 31, 2024 and incorporates future prepayment and loss assumptions when appropriate. Total represents period-end weighted average yield of all mortgage-backed securities.
(2)All Agency CMO are Agency IO.
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

We have elected the fair value option for all of our MBS held as of December 31, 2025. The following table presents the fair value of our available-for-sale securities and securities accounted for under the fair value option by asset type as of December 31, 2024.

	As of
	December 31, 2024
$ in thousands	Available-for-sale Securities	Securities under Fair Value Option	Total Fair Value
Agency RMBS:
30 year fixed-rate pass-through	—	4,541,525	4,541,525
Agency CMO	—	70,776	70,776
Agency CMBS	—	816,147	816,147
Non-Agency CMBS	9,836	—	9,836
Non-Agency RMBS	5,114	2,110	7,224
Total	14,950	5,430,558	5,445,508
The components of the carrying value of our MBS portfolio as of December 31, 2025 and 2024 are presented below. Accrued interest receivable on our MBS portfolio, which is recorded within investment related receivable on our consolidated balance sheets, was $27.8 million as of December 31, 2025 (December 31, 2024: $24.9 million).

	As of
	December 31, 2025			December 31, 2024
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	6,121,811	484,974	6,606,785	5,491,175	769,829	6,261,004
Unamortized premium	39,890	—	39,890	19,651	—	19,651
Unamortized discount	(79,603)	(424,405)	(504,008)	(116,744)	(700,102)	(816,846)
Allowance for credit losses	—	—	—	(654)	—	(654)
Gross unrealized gains (1)	130,576	8,794	139,370	22,443	5,817	28,260
Gross unrealized losses (1)	(5,385)	(43)	(5,428)	(43,376)	(2,531)	(45,907)
Fair value	6,207,289	69,320	6,276,609	5,372,495	73,013	5,445,508
(1)Gross unrealized gains and losses includes gains (losses) recognized in net income for securities accounted for under the fair value option as well as, solely with respect to December 31, 2024, gains (losses) for available-for-sale securities which were recognized as adjustments to other comprehensive income. Realization occurred upon sale or settlement of such securities. Further detail on the components of our total gains (losses) on investments, net for the years ended December 31, 2025 and 2024 is provided below in this Note 3.
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of December 31, 2025 and 2024.

	As of
$ in thousands	December 31, 2025	December 31, 2024
Greater than one year and less than five years	2,031,058	10,045
Greater than or equal to five years	4,245,551	5,435,463
Total	6,276,609	5,445,508

The following tables present the estimated fair value and gross unrealized losses of our MBS by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024.

As of December 31, 2025	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate pass-through	463,455	(753)	6	—	—	—	463,455	(753)	6
Agency CMO	3,863	(43)	1	—	—	—	3,863	(43)	1
Agency CMBS	56,903	(480)	4	273,789	(4,152)	11	330,692	(4,632)	15
Total (1)	524,221	(1,276)	11	273,789	(4,152)	11	798,010	(5,428)	22
(1)Fair value option has been elected for all securities in an unrealized loss position.

As of December 31, 2024	Less than 12 Months			12 Months or More			Total
$ in thousands	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS:
30 year fixed-rate pass-through (1)	2,251,552	(18,897)	29	—	—	—	2,251,552	(18,897)	29
Agency CMO (1)	—	—	—	18,909	(2,300)	5	18,909	(2,300)	5
Agency CMBS (1)	792,031	(23,949)	49	—	—	—	792,031	(23,949)	49
Non-Agency CMBS (2)	9,836	(510)	1	—	—	—	9,836	(510)	1
Non-Agency RMBS (3)	—	—	—	1,322	(251)	9	1,322	(251)	9
Total	3,053,419	(43,356)	79	20,231	(2,551)	14	3,073,650	(45,907)	93
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
We were required to evaluate our available-for-sale MBS for credit losses. During the year ended December 31, 2025, we sold our remaining available-for-sale MBS for cash proceeds of $15.1 million and recognized net gains upon sale of $402,000. We did not sell any available-for-sale MBS during the years ended December 31, 2024 or 2023. The following table presents a roll-forward of our allowance for credit losses.

$ in thousands	Years Ended December 31,
	2025	2024	2023
Beginning allowance for credit losses	(654)	(320)	—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	(320)
Additional increases to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	(458)	—
Write-offs charged against the allowance		124	—
Reductions for securities sold	654	—	—
Ending allowance for credit losses	—	(654)	(320)

The following table summarizes the components of our total gain (loss) on investments, net for the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
$ in thousands	2025	2024	2023
Gross realized gains on sale of MBS	6,474	7,032	5,363
Gross realized losses on sale of MBS	(8,891)	(16,156)	(163,391)
Net unrealized gains (losses) on MBS accounted for under the fair value option	151,761	(124,329)	50,364
Net unrealized gains (losses) on U.S. Treasury securities	—	(372)	372
Net realized gains (losses) on U.S. Treasury securities	—	(86)	12
Total gain (loss) on investments, net	149,344	(133,911)	(107,280)
The following tables present components of interest income recognized on our mortgage-backed and other securities portfolio for the years ended December 31, 2025, 2024 and 2023.

For the Year ended December 31, 2025
$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency RMBS	255,075	(1,726)	253,349
Agency CMBS	40,540	444	40,984
Non-Agency CMBS	77	—	77
Non-Agency RMBS	296	(12)	284
Other (inclusive of interest earned on cash balances)	593	—	593
Total	296,581	(1,294)	295,287

For the Year ended December 31, 2024
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	258,864	4,948	263,812
Agency CMBS	19,259	433	19,692
Non-Agency CMBS	498	496	994
Non-Agency RMBS	1,080	(410)	670
U.S. Treasury securities	22	(1)	21
Other (inclusive of interest earned on cash balances)	1,357	—	1,357
Total	281,080	5,466	286,546

For the Year ended December 31, 2023
$ in thousands	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	266,193	5,160	271,353
Non-Agency CMBS	1,597	1,101	2,698
Non-Agency RMBS	1,132	(479)	653
U.S. Treasury securities	31	291	322
Other (inclusive of interest earned on cash balances)	2,903	—	2,903
Total	271,856	6,073	277,929

Note 4 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. Our repurchase agreements bear interest at a contractually agreed upon rate and generally have maturities ranging from one to six months. We account for our repurchase agreements as secured borrowings since we maintain effective control of the financed assets. Our repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of December 31, 2025 and 2024.
The following table summarizes certain characteristics of our borrowings as of December 31, 2025 and 2024. Refer to Note 5 - “Collateral Positions” for collateral pledged and held under our repurchase agreements.

	As of
	December 31, 2025			December 31, 2024
$ in thousands	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Repurchase agreements - Agency RMBS	4,758,568	4.04%	24	4,112,219	4.80%	29
Repurchase agreements - Agency CMBS	860,687	4.04%	20	781,739	4.77%	32
Total borrowings	5,619,255	4.04%	23	4,893,958	4.80%	29
Note 5 – Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements and derivative instruments as of December 31, 2025 and 2024. Refer to Note 2 - “Summary of Significant Accounting Policies - Fair Value Measurements” for a description of how we determine fair value. Agency RMBS and Agency CMBS collateral pledged is included in mortgage-backed securities on our consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps and U.S. Treasury futures contracts is classified as restricted cash on our consolidated balance sheets. Cash collateral pledged on TBAs accounted for as derivatives is classified as due from counterparties on our consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of December 31, 2025 and 2024, we did not hold any cash or non-cash collateral.

$ in thousands	As of
Collateral pledged	December 31, 2025	December 31, 2024
Repurchase agreements:
Agency RMBS	4,981,189	4,323,626
Agency CMBS	898,129	805,860
Total repurchase agreements collateral pledged	5,879,318	5,129,486
Derivative instruments:
Cash	—	580
Restricted cash	110,391	137,478
Total derivative instruments collateral pledged	110,391	138,058

Total collateral pledged:
Mortgage-backed securities	5,879,318	5,129,486
Cash	—	580
Restricted cash	110,391	137,478
Total collateral pledged	5,989,709	5,267,544

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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 105% as of December 31, 2025 (December 31, 2024: 105%) based on the fair value of the securities as reported in our consolidated balance sheets.
Interest Rate Swaps
As of December 31, 2025 and 2024, all of our interest rate swaps were centrally cleared by the Chicago Mercantile Exchange (“CME”), a registered clearing organization, through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our consolidated statements of operations. Certain of our FCM agreements include cross default provisions.
U.S. Treasury Futures Contracts
We are required to pledge initial margin and daily variation margin for our U.S. Treasury futures contracts that is based on the fair value of our contracts as determined by our FCM. The daily variation margin payment for our U.S. Treasury futures contracts is characterized as settlement of the U.S. Treasury futures contract itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our consolidated statement of operations.
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
Note 6 – Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources, and duration of our investments, borrowings, and the use of derivative financial instruments. Specifically, we use derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.
The following table summarizes changes in the notional amount of our derivative instruments during 2025.

$ in thousands	Notional Amount as of December 31, 2024	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2025
Interest rate swaps	3,265,000	1,345,000	(790,000)	3,820,000
U.S. Treasury futures contracts	1,402,000	5,632,000	(5,944,000)	1,090,000
TBA purchase contracts	100,000	2,556,700	(2,656,700)	—
TBA sale contracts	(100,000)	(2,556,700)	2,656,700	—
Refer to Note 5 - “Collateral Positions” for further information regarding our collateral pledged to and received from our derivative counterparties.

Interest Rate Swaps
At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. Our objectives in using interest rate derivatives are to manage our exposures to interest rate movements and to add stability to our borrowings costs. To accomplish these objectives, we primarily use interest rate swaps and U.S. Treasury futures contracts as part of our interest rate risk management strategy. Under the terms of our interest rate swap contracts, we make fixed-rate payments to a counterparty in exchange for the receipt of floating-rate amounts over the life of the agreements without exchange of the underlying notional amount. To a lesser extent, we have in the past entered into and may in the future enter into interest rate swap contracts whereby we make floating-rate payments to a counterparty in exchange for the receipt of fixed-rate amounts as part of our overall risk management strategy.
In 2013, we discontinued cash flow hedge accounting for our interest rate swaps. Amounts recorded in accumulated other comprehensive income before we discontinued cash flow hedge accounting for our interest rate swaps were reclassified to interest expense on the consolidated statements of operations as interest was accrued and paid on the related repurchase agreements over the remaining life of the interest rate swap agreements. We reclassified $10.4 million as a decrease to interest expense during the year ended December 31, 2023. As of December 31, 2025 and 2024, there were no gains or losses on discontinued cash flow hedges remaining in accumulated other comprehensive income.
As of December 31, 2025 and 2024, we had interest rate swaps whereby we pay fixed interest rates and receive floating interest rates based on the secured overnight financing rate (“SOFR”) with the following maturities outstanding.

$ in thousands	As of December 31, 2025
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	2,155,000	1.21%	3.87%	1.4
3 to 5 years	950,000	0.54%	3.87%	4.6
7 to 10 years	305,000	4.12%	3.87%	9.1
Greater than 10 years	410,000	1.83%	3.87%	17.9
Total	3,820,000	1.34%	3.87%	4.6

$ in thousands	As of December 31, 2024
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,730,000	1.06%	4.49%	2.2
3 to 5 years	375,000	0.39%	4.49%	4.3
5 to 7 years	750,000	0.57%	4.49%	5.8
Greater than 10 years	410,000	1.83%	4.49%	18.9
Total	3,265,000	0.97%	4.49%	5.3
U.S. Treasury Futures Contracts
We use U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on our performance. The table below presents certain details of our U.S. Treasury futures contracts as of December 31, 2025 and 2024.

	As of
$ in thousands	December 31, 2025	December 31, 2024
	Notional Amount - Short	Notional Amount - Short
10 year U.S. Treasury futures	420,000	136,000
Ultra 10 year U.S. Treasury futures	455,000	1,057,000
30 year U.S. Treasury futures	215,000	209,000
Total	1,090,000	1,402,000

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
The table below presents certain characteristics of our TBAs accounted for as derivatives as of December 31, 2024. We did not have any TBAs outstanding as of December 31, 2025.

$ in thousands	As of December 31, 2024
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value - Asset (Liability) (1)
TBA purchase contracts	100,000	99,800	99,173	(627)
TBA sale contracts	(100,000)	(99,194)	(99,173)	21
Net TBA derivatives	—	606	—	(606)
(1)Derivative assets and derivative liabilities related to TBAs are presented gross on the consolidated balance sheets.
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheets
The table below presents the fair value of our derivative financial instruments, as well as their classification on our consolidated balance sheets as of December 31, 2025 and 2024.

$ in thousands
Derivative Assets			Derivative Liabilities
	As of			As of
	December 31, 2025	December 31, 2024		December 31, 2025	December 31, 2024
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest rate swaps asset	2,235	1,549	Interest rate swaps liability	—	—
U.S. Treasury futures contracts	2,177	3,463	U.S. Treasury futures contracts	—	—
TBAs	—	21	TBAs	—	627
Total derivative assets	4,412	5,033	Total derivative liabilities	—	627
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The following tables summarize the effect of interest rate swaps, U.S. Treasury futures contracts, TBAs and currency forward contracts reported in gain (loss) on derivative instruments, net on the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.

$ in thousands	Year ended December 31, 2025
Derivatives Not Designated as Hedging Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	(162,830)	112,244	686	(49,900)
U.S. Treasury futures contracts	(56,313)	—	(1,286)	(57,599)
TBAs	1,967	—	606	2,573
Total	(217,176)	112,244	6	(104,926)

$ in thousands	Year ended December 31, 2024
Derivatives Not Designated as Hedging Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	(47,581)	161,762	610	114,791
U.S. Treasury futures contracts	58,000	—	3,463	61,463
TBAs	986	—	(606)	380
Total	11,405	161,762	3,467	176,634

$ in thousands	Year ended December 31, 2023
Derivatives Not Designated as Hedging Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	(177,628)	239,008	918	62,298
Currency forward contracts	(18)	—	—	(18)
TBAs	(1,880)	—	1,438	(442)
Total	(179,526)	239,008	2,356	61,838
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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheets as of December 31, 2025 and December 31, 2024. The daily variation margin payments for centrally cleared interest rate swaps and U.S. Treasury futures contracts are characterized as settlement of the derivative itself rather than collateral. Our derivative assets of $2.2 million related to centrally cleared interest rate swaps and $2.2 million related to U.S. Treasury futures contracts as of December 31, 2025 (December 31, 2024: assets of $1.5 million and $3.5 million related to centrally cleared interest rate swaps and U.S. Treasury futures contracts, respectively) are not included in the table below as a result of this characterization of daily variation margin.
As of December 31, 2025

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Repurchase agreements (1)	(5,619,255)	—	(5,619,255)	5,619,255	—	—
Total liabilities	(5,619,255)	—	(5,619,255)	5,619,255	—	—

As of December 31, 2024

				Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (2) (3)	21	—	21	—	—	21
Total assets	21	—	21	—	—	21

Liabilities
Derivatives (2) (3)	(627)	—	(627)	—	580	(47)
Repurchase agreements (1)	(4,893,958)	—	(4,893,958)	4,893,958	—	—
Total liabilities	(4,894,585)	—	(4,894,585)	4,893,958	580	(47)
(1)The fair value of securities pledged against our borrowings under repurchase agreements was $5.9 billion as of December 31, 2025 (December 31, 2024: $5.1 billion). We held no cash collateral under repurchase agreements as of December 31, 2025 or December 31, 2024. Gross amounts not offset are limited to the net amount of repurchase agreement liabilities presented sufficient to reduce the net amount to zero for each counterparty.
(2)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(3)Cash collateral pledged by us on our derivatives was $110.4 million as of December 31, 2025 (December 31, 2024: $138.1 million) of which $110.4 million relates to initial margin pledged on centrally cleared interest rate swaps and U.S. Treasury futures contracts (December 31, 2024: $137.5 million). Centrally cleared interest rate swaps and U.S. Treasury futures contracts are excluded from the tables above. We held no cash collateral on our derivatives as of December 31, 2025 or December 31, 2024.
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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	As of December 31, 2025
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	6,276,609	—	6,276,609
Derivative assets (2)	2,177	2,235	—	4,412
Total assets	2,177	6,278,844	—	6,281,021

	As of December 31, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	5,445,508	—	5,445,508
Derivative assets (2)	3,463	1,570	—	5,033
Total assets	3,463	5,447,078	—	5,450,541
Liabilities:
Derivative liabilities (2)	—	627	—	627
Total liabilities	—	627	—	627
(1)For more detail about the fair value of our MBS, refer to Note 3 - “Mortgage-Backed Securities”.
(2)Derivative assets and derivative liabilities include U.S. Treasury futures contracts as Level 1 measurements and interest rate swaps and TBAs as Level 2 measurements.
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets as of December 31, 2025 and December 31, 2024.

	As of
	December 31, 2025		December 31, 2024
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities:
Repurchase agreements	5,619,255	5,619,716	4,893,958	4,895,017
Total	5,619,255	5,619,716	4,893,958	4,895,017
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.
Note 9 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. The costs of support personnel provided by our Manager reimbursed or reimbursable by us for the year ended December 31, 2025 were $1.2 million (2024: $1.5 million; 2023: $1.6 million).
When cash collateral is received from counterparties under repurchase agreement borrowings, it is generally invested in a money market fund for which our Manager serves as the investment adviser. These investments are included in cash and cash equivalents and the liability to return the collateral is included in collateral held payable on our consolidated balance sheets.
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
The following table summarizes the costs incurred on our behalf by our Manager for the years ended December 31, 2025, 2024 and 2023.

	Years ended December 31,
$ in thousands	2025	2024	2023
Incurred costs, prepaid or expensed	6,033	6,617	6,963
Incurred costs, charged or expected to be charged against equity as a cost of raising capital	170	365	257
Total incurred costs, originally paid by our Manager	6,203	6,982	7,220
Termination Fee
If we elect to terminate our management agreement other than for cause, we owe our Manager a termination fee equal to three times the sum of our average annual management fee during the 24-month period before termination, calculated as of the end of the most recently completed fiscal quarter.
Note 10 – Stockholders’ Equity
Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series B and Series C Preferred Stock. During the year ended December 31, 2025, we repurchased and retired 352,528 shares of Series C Preferred Stock. During the year ended December 31, 2024, we repurchased and retired 138,008 shares of Series B Preferred Stock prior to redemption and 338,780 shares of Series C Preferred Stock. As of December 31, 2025, we had authority to repurchase 354,131 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.
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

Common Stock
As of December 31, 2025, we had 19,538,020 shares of our common stock remaining available for sale from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). The table below shows issuances of our common stock under equity distribution agreements during the years ended December 31, 2025 and 2024.

	Years ended December 31,
Shares in ones, $ in thousands	2025	2024
Shares sold	9,983,179	13,204,968
Fees paid to placement agents	1,034	1,475
Cash proceeds, net of fees paid to placement agents	81,625	116,460
During the years ended December 31, 2025 and 2024, we did not repurchase any shares of our common stock. As of December 31, 2025, we had authority to repurchase 1,816,359 shares of our common stock through our common stock share repurchase program.
During the year ended December 31, 2025, we granted 77,108 restricted shares of common stock, net of forfeitures due to retirement, to our independent directors (2024: 64,969 restricted shares; 2023: 45,567 restricted shares). Restricted shares become unrestricted shares of common stock on the first anniversary of the grant date unless forfeited, subject to certain conditions that accelerate vesting.
Accumulated Other Comprehensive Income
Changes in the balance of our accumulated other comprehensive income during the years ended December 31, 2025 and 2024 related solely to gains and losses on MBS that were not accounted for under the fair value option. The following table presents the components of total other comprehensive income (loss) and accumulated other comprehensive income for 2023.

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

Dividends
The table below summarizes the dividends we declared during 2025 and 2024. All dividends are characterized as ordinary income in the fiscal tax year in which they were declared.

$ in thousands, except per share amounts	Dividends Declared
Series B Preferred Stock	Per Share	In Aggregate	Date of Payment
2024
November 4, 2024	0.4844	2,058	December 27, 2024
August 7, 2024	0.4844	2,058	September 27, 2024
May 7, 2024	0.4844	2,058	June 27, 2024
February 21, 2024	0.4844	2,086	March 27, 2024

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate	Date of Payment
2025
November, 4, 2025	0.46875	3,221	December 29, 2025
August 7, 2025	0.46875	3,261	September 29, 2025
May 6, 2025	0.46875	3,297	June 27, 2025
February 19, 2025	0.46875	3,341	March 27, 2025
2024
November 4, 2024	0.46875	3,386	December 27, 2024
August 7, 2024	0.46875	3,416	September 27, 2024
May 7, 2024	0.46875	3,450	June 27, 2024
February 21, 2024	0.46875	3,499	March 27, 2024

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate	Date of Payment
2025
December 18, 2025	0.36	25,845	January 23, 2026
September 24, 2025	0.34	24,121	October 24, 2025
June 24, 2025	0.34	22,545	July 25, 2025
March 25, 2025	0.34	22,420	April 25, 2025
2024
December 19, 2024	0.40	24,692	January 24, 2025
September 24, 2024	0.40	24,292	October 25, 2024
June 24, 2024	0.40	20,255	July 26, 2024
March 26, 2024	0.40	19,530	April 26, 2024

Note 11 – Earnings (Loss) per Common Share
Earnings (loss) per share for the years ended December 31, 2025, 2024 and 2023 is calculated as follows.

In thousands except per share amounts	Years Ended December 31,
	2025	2024	2023
Numerator (income)
Basic earnings:
Net income (loss) available to common stockholders	88,173	34,763	(37,541)

Denominator (weighted average shares)
Basic earnings:
Shares available to common stockholders	66,882	53,773	44,074
Effect of dilutive securities:
Restricted stock awards	2	2	—
Dilutive shares	66,884	53,775	44,074

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	1.32	0.65	(0.85)
Diluted	1.32	0.65	(0.85)
There were no antidilutive shares that were excluded from the calculation of diluted earnings per share during the years ended December 31, 2025 and 2024 (December 31, 2023: 944 shares excluded related to restricted stock awards).
Note 12 - Segment Information
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
Note 13 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of December 31, 2025, we were not aware of any reported or unreported contingencies.

Note 14 – Subsequent Events
Common Stock Issuances
Between January 1, 2026 and February 23, 2026, we issued 11,480,000 shares of common stock in at-the-market transactions under our equity distribution agreement with placement agents for cash proceeds, net of fees paid to placement agents, of $98.7 million.
Dividends
On January 15, 2026, we declared a common stock dividend of $0.12 per share paid on February 13, 2026 to stockholders of record at the close of business on January 26, 2026.
On February 13, 2026, we declared a common stock dividend of $0.12 per share payable on March 13, 2026 to stockholders of record at the close of business on February 24, 2026.
On February 18, 2026, we declared a Series C Preferred Stock dividend of $0.46875 per share payable on March 27, 2026 to our stockholders of record at the close of business on March 5, 2026.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Mortgage Capital Inc.

By:	/s/ John M. Anzalone
John M. Anzalone Chief Executive Officer
Date:	February 23, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ John M. Anzalone	Chief Executive Officer	February 23, 2026
	John M. Anzalone	(principal executive officer)

By:	/s/ Mark Gregson	Chief Financial Officer	February 23, 2026
	Mark Gregson	(principal financial officer)

By:	/s/ Stephanie Botha	Chief Accounting Officer	February 23, 2026
	Stephanie Botha	(principal accounting officer)

By:	/s/ Don H. Liu	Chairperson and Director	February 23, 2026
Don H. Liu

By:	/s/ Robert L. Fleshman	Director	February 23, 2026
Robert L. Fleshman

By:	/s/ Carolyn Gibbs	Director	February 23, 2026
Carolyn Gibbs

By:	/s/ Carolyn B. Handlon	Director	February 23, 2026
Carolyn B. Handlon

By:	/s/ Katharine W. Kelley	Director	February 23, 2026
Katharine W. Kelley

By:	/s/ Wes McMullan	Director	February 23, 2026
Wes McMullan

By:	/s/ Robert Waldner	Director	February 23, 2026
Robert Waldner