Form 10-Q
period 2026-03-31
Invesco Mortgage Capital Inc.
filed 2026-05-06
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2026, there were 92,823,269 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	March 31, 2026	December 31, 2025
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $5,585,665 and $5,879,318, respectively)	6,026,208	6,276,609
Cash and cash equivalents	52,598	56,040
Restricted cash	138,323	110,391
Due from counterparties	25,749	—
Investment related receivable	26,804	27,848
Derivative assets, at fair value	1,119	4,412
Other assets	399	594
Total assets	6,271,200	6,475,894
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	5,339,373	5,619,255
Derivative liabilities, at fair value	28,730	—
Dividends payable	10,490	25,845
Investment related payable	6	—
Accrued interest payable	10,738	28,664
Collateral held payable	14	—
Accounts payable and accrued expenses	1,789	1,580
Due to affiliate	3,706	3,006
Total liabilities	5,394,846	5,678,350
Commitments and contingencies (See Note 12):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 6,789,443 and 6,854,131 shares issued and outstanding, respectively ($169,736 and $171,353 aggregate liquidation preference, respectively)	164,191	165,756
Common Stock, par value $0.01 per share; 134,000,000 shares authorized; 87,485,972 and 71,790,532 shares issued and outstanding, respectively	875	718
Additional paid in capital	4,343,365	4,209,977
Retained earnings (distributions in excess of earnings)	(3,632,077)	(3,578,907)
Total stockholders’ equity	876,354	797,544
Total liabilities and stockholders' equity	6,271,200	6,475,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
$ in thousands, except share data	2026	2025
Interest income	79,641	73,846
Interest expense	52,593	55,025
Net interest income	27,048	18,821
Other income (loss)
Gain (loss) on investments, net	(54,940)	82,158
Gain (loss) on derivative instruments, net	12,879	(76,679)
Total other income (loss)	(42,061)	5,479
Expenses
Management fee – related party	2,974	2,996
General and administrative	1,917	1,663
Total expenses	4,891	4,659
Net income (loss)	(19,904)	19,641
Dividends to preferred stockholders	(3,190)	(3,341)
Gain (loss) on repurchase and retirement of preferred stock	(27)	(11)
Net income (loss) attributable to common stockholders	(23,121)	16,289

Other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	500
Reclassification of unrealized (gain) loss on sale of mortgage-backed securities to gain (loss) on investments, net	—	116
Total other comprehensive income (loss)	—	616
Comprehensive income (loss) attributable to common stockholders	(23,121)	16,905

Earnings (loss) per share
Net income (loss) attributable to common stockholders
Basic	(0.28)	0.26
Diluted	(0.28)	0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

					Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series C Preferred Stock
$ in thousands, except share amounts			Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	6,854,131	165,756	71,790,532	718	4,209,977	—	(3,578,907)	797,544
Net income (loss)	—	—	—	—	—	—	(19,904)	(19,904)
Proceeds from issuance of common stock, net of offering costs	—	—	15,694,589	157	133,231	—	—	133,388
Stock awards	—	—	851	—	—	—	—	—
Repurchase and retirement of preferred stock	(64,688)	(1,565)	—	—	—	—	(27)	(1,592)
Common stock dividends	—	—	—	—	—	—	(30,049)	(30,049)
Preferred stock dividends	—	—	—	—	—	—	(3,190)	(3,190)
Amortization of equity-based compensation	—	—	—	—	157	—	—	157
Balance as of March 31, 2026	6,789,443	164,191	87,485,972	875	4,343,365	—	(3,632,077)	876,354

					Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series C Preferred Stock
$ in thousands, except share amounts			Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	7,206,659	174,281	61,729,693	617	4,127,807	173	(3,572,149)	730,729
Net income (loss)	—	—	—	—	—	—	19,641	19,641
Other comprehensive income (loss)	—	—	—	—	—	616	—	616
Proceeds from issuance of common stock, net of offering costs	—	—	4,212,057	42	35,914	—	—	35,956
Stock awards	—	—	745	—	—	—	—	—
Repurchase and retirement of preferred stock	(90,146)	(2,180)	—	—	—	—	(11)	(2,191)
Common stock dividends	—	—	—	—	—	—	(22,420)	(22,420)
Preferred stock dividends	—	—	—	—	—	—	(3,341)	(3,341)
Amortization of equity-based compensation	—	—	—	—	176	—	—	176
Balance as of March 31, 2025	7,116,513	172,101	65,942,495	659	4,163,897	789	(3,578,280)	759,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2026	2025
Cash Flows from Operating Activities
Net income (loss)	(19,904)	19,641
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and (discounts), net	(1,190)	(2,020)
Realized and unrealized (gain) loss on derivative instruments, net	8,699	104,758
(Gain) loss on investments, net	54,940	(82,158)
Other amortization	157	176
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	1,464	(2,247)
Increase (decrease) in operating liabilities	(17,481)	(18,804)
Net cash provided by (used in) operating activities	26,685	19,346
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(228,897)	(884,448)
Principal payments from mortgage-backed securities	214,004	95,314
Proceeds from sale of mortgage-backed securities	211,544	373,626
Settlement (termination) of swaps, TBAs and futures, net	23,324	(101,516)
Net change in due from counterparties and collateral held payable on derivative instruments	(24,969)	525
Net cash provided by (used in) investing activities	195,006	(516,499)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	133,633	36,068
Repurchase of preferred stock	(1,592)	(2,191)
Proceeds from repurchase agreements	14,487,595	12,336,920
Principal repayments of repurchase agreements	(14,767,477)	(11,876,317)
Net change in due from counterparties and collateral held payable on repurchase agreements	(766)	1,330
Payments of dividends	(48,594)	(28,033)
Net cash provided by (used in) financing activities	(197,201)	467,777
Net change in cash, cash equivalents and restricted cash	24,490	(29,376)
Cash, cash equivalents and restricted cash, beginning of period	166,431	210,881
Cash, cash equivalents and restricted cash, end of period	190,921	181,505
Supplement Disclosure of Cash Flow Information
Interest paid	70,519	73,463
Non-cash Investing and Financing Activities Information
Dividends declared not paid	10,490	22,420
Unsettled receivables recorded within investment related receivable	—	21

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
As of March 31, 2026, we were invested in:
•residential mortgage-backed securities (“RMBS”) that are guaranteed by a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”), or a federally chartered corporation such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively “Agency RMBS”) and
•commercial mortgage-backed securities (“CMBS”) that are guaranteed by a U.S. government agency such as Ginnie Mae or a federally chartered corporation such as Fannie Mae or Freddie Mac (collectively “Agency CMBS”).
During the periods presented in these condensed consolidated financial statements, we also invested in CMBS and RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency CMBS” and “non-Agency RMBS”, respectively).
We conduct our business through IAS Operating Partnership L.P. (the “Operating Partnership”) and have one operating segment. Refer to Note 12 - “Segment Information” of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on our operating segment.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.
Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and consolidate the financial statements of the Company and its controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. Beginning with the first quarter of 2026, we are presenting a single continuous statement of comprehensive income (loss). Prior periods have been adjusted to reflect this presentation.
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
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2025.

Note 3 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type as of March 31, 2026 and December 31, 2025.

As of March 31, 2026
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period-end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate pass-through	5,064,803	(36,495)	5,028,308	66,517	5,094,825	5.42%
Agency CMO (2)	475,112	(416,330)	58,782	8,331	67,113	8.89%
Agency CMBS	866,147	(5,587)	860,560	3,710	864,270	4.61%
Total	6,406,062	(458,412)	5,947,650	78,558	6,026,208	5.34%

As of December 31, 2025
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period-end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate pass-through	5,223,764	(33,396)	5,190,368	118,792	5,309,160	5.46%
Agency CMO (2)	484,974	(424,405)	60,569	8,751	69,320	9.18%
Agency CMBS	898,047	(6,317)	891,730	6,399	898,129	4.62%
Total	6,606,785	(464,118)	6,142,667	133,942	6,276,609	5.37%
(1)Period-end weighted average yield is based on amortized cost as of March 31, 2026 and December 31, 2025 and incorporates future prepayment assumptions when appropriate. Total represents period-end weighted average yield of all mortgage-backed securities.
(2)All Agency collateralized mortgage obligations (“Agency CMO”) are interest-only securities.

We have elected the fair value option for all of our MBS held as of March 31, 2026 and December 31, 2025. We believe the fair value option election more appropriately reflects the results of our operations because MBS fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments.

The components of the carrying value of our MBS portfolio as of March 31, 2026 and December 31, 2025 are presented below. Accrued interest receivable on our MBS portfolio is recorded within investment related receivable on our condensed consolidated balance sheets.

	As of
	March 31, 2026			December 31, 2025
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	5,930,950	475,112	6,406,062	6,121,811	484,974	6,606,785
Unamortized premium	34,430	—	34,430	39,890	—	39,890
Unamortized discount	(76,512)	(416,330)	(492,842)	(79,603)	(424,405)	(504,008)
Gross unrealized gains	87,317	8,393	95,710	130,576	8,794	139,370
Gross unrealized losses	(17,090)	(62)	(17,152)	(5,385)	(43)	(5,428)
Fair value	5,959,095	67,113	6,026,208	6,207,289	69,320	6,276,609
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of March 31, 2026 and December 31, 2025.

	As of
$ in thousands	March 31, 2026	December 31, 2025
Greater than one year and less than five years	1,268,720	2,031,058
Greater than or equal to five years	4,757,488	4,245,551
Total	6,026,208	6,276,609

During the three months ended March 31, 2025, we sold our remaining non-Agency CMBS investment for cash proceeds of $10.2 million and recognized a loss upon sale of $116,000. This was the only security for which we had recorded an allowance for credit losses. We did not hold any available-for-sale MBS during the three months ended March 31, 2026. The following table presents a roll-forward of our allowance for credit losses.

	Three Months Ended March 31,
$ in thousands	2026	2025
Beginning allowance for credit losses	—	(654)
Reductions for securities sold	—	654
Ending allowance for credit losses	—	—
The following table summarizes the components of our total gain (loss) on investments, net for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
$ in thousands	2026	2025
Gross realized gains on sale of MBS	676	923
Gross realized losses on sale of MBS	(233)	(6,389)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(55,383)	87,624
Total gain (loss) on investments, net	(54,940)	82,158
The following tables present components of interest income recognized for the three months ended March 31, 2026 and 2025.
For the three months ended March 31, 2026

$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency RMBS	70,374	(1,327)	69,047
Agency CMBS	9,794	730	10,524
Other (inclusive of interest earned on cash balances)	70	—	70
Total	80,238	(597)	79,641
For the three months ended March 31, 2025

$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency RMBS	63,267	179	63,446
Agency CMBS	9,877	95	9,972
Non-Agency CMBS	77	—	77
Non-Agency RMBS	250	(64)	186
Other (inclusive of interest earned on cash balances)	165	—	165
Total	73,636	210	73,846

Note 4 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. Our repurchase agreements bear interest at a contractually agreed upon rate and generally have maturities ranging from one to six months. We account for our repurchase agreements as secured borrowings since we maintain effective control of the financed assets. Our repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of March 31, 2026 and December 31, 2025.
The following table summarizes certain characteristics of our borrowings as of March 31, 2026 and December 31, 2025. Refer to Note 5 - “Collateral Positions” for collateral pledged and held under our repurchase agreements.

	As of
$ in thousands	March 31, 2026			December 31, 2025
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Repurchase agreements - Agency RMBS	4,510,019	3.80%	31	4,758,568	4.04%	24
Repurchase agreements - Agency CMBS	829,354	3.80%	25	860,687	4.04%	20
Total borrowings	5,339,373	3.80%	30	5,619,255	4.04%	23

Note 5 - Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements and derivative instruments as of March 31, 2026 and December 31, 2025. Refer to Note 2 - “Summary of Significant Accounting Policies - Fair Value Measurements” of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of how we determine fair value. Agency RMBS and Agency CMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps and U.S. Treasury futures contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on repurchase agreements and to-be-announced securities forward contracts (“TBAs”) accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of March 31, 2026 and December 31, 2025, we did not hold any non-cash collateral.

$ in thousands	As of
Collateral pledged	March 31, 2026	December 31, 2025
Repurchase agreements:
Agency RMBS	4,721,395	4,981,189
Cash	780	—
Agency CMBS	864,270	898,129
Total repurchase agreements collateral pledged	5,586,445	5,879,318
Derivative instruments:
Cash	24,969	—
Restricted cash	138,323	110,391
Total derivative instruments collateral pledged	163,292	110,391

Total collateral pledged:
Mortgage-backed securities	5,585,665	5,879,318
Cash	25,749	—
Restricted cash	138,323	110,391
Total collateral pledged	5,749,737	5,989,709

	As of
Collateral held	March 31, 2026	December 31, 2025
Repurchase agreements:
Cash	14	—
Total collateral held	14	—
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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 105% as of March 31, 2026 (December 31, 2025: 105%) based on the fair value of the securities as reported in our condensed consolidated balance sheets.

Interest Rate Swaps
As of March 31, 2026 and December 31, 2025, all of our interest rate swaps were centrally cleared by the Chicago Mercantile Exchange (“CME”), a registered clearing organization, through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of comprehensive income (loss). Certain of our FCM agreements include cross default provisions.
U.S. Treasury Futures Contracts
We are required to pledge initial margin and daily variation margin for our U.S. Treasury futures contracts that is based on the fair value of our contracts as determined by our FCM. The daily variation margin payment for our U.S. Treasury futures contracts is characterized as settlement of the U.S. Treasury futures contract itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of comprehensive income (loss).
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
Note 6 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2026.

$ in thousands	Notional Amount as of December 31, 2025	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2026
Interest rate swaps	3,820,000	1,025,000	(730,000)	4,115,000
U.S. Treasury futures contracts	1,090,000	1,290,000	(1,390,000)	990,000
TBA purchase contracts	—	6,825,000	(5,375,000)	1,450,000
TBA sale contracts	—	(5,575,000)	5,375,000	(200,000)
Refer to Note 5 - “Collateral Positions” for further information regarding our collateral pledged to and received from our derivative counterparties.
Interest Rate Swaps
At each settlement date, we typically refinance each repurchase agreement at the market interest rate at that time. Our objectives in using interest rate derivatives are to manage our exposures to interest rate movements and to add stability to our borrowing costs. To accomplish these objectives, we primarily use interest rate swaps and U.S. Treasury futures contracts as part of our interest rate risk management strategy. Under the terms of our interest rate swap contracts, we make fixed-rate payments to a counterparty in exchange for the receipt of floating-rate amounts over the life of the agreements without exchange of the underlying notional amount.

As of March 31, 2026 and December 31, 2025, we had interest rate swaps whereby we pay fixed interest rates and receive floating interest rates based on the secured overnight financing rate (“SOFR”) with the following maturities outstanding.

$ in thousands	As of March 31, 2026
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,675,000	0.86%	3.68%	1.7
3 to 5 years	950,000	0.54%	3.68%	4.3
5 to 7 years	545,000	3.66%	3.68%	6.8
7 to 10 years	495,000	3.99%	3.68%	9.3
Greater than 10 years	450,000	2.04%	3.68%	18.7
Total	4,115,000	1.66%	3.68%	5.8

$ in thousands	As of December 31, 2025
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	2,155,000	1.21%	3.87%	1.4
3 to 5 years	950,000	0.54%	3.87%	4.6
7 to 10 years	305,000	4.12%	3.87%	9.1
Greater than 10 years	410,000	1.83%	3.87%	17.9
Total	3,820,000	1.34%	3.87%	4.6
U.S. Treasury Futures Contracts
We use U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on our performance. The table below presents certain details of our U.S. Treasury futures contracts as of March 31, 2026 and December 31, 2025.

	As of
	March 31, 2026	December 31, 2025
$ in thousands	Notional Amount - Short	Notional Amount - Short
10 year U.S. Treasury futures	310,000	420,000
Ultra 10 year U.S. Treasury futures	375,000	455,000
30 year U.S. Treasury futures	305,000	215,000
Total	990,000	1,090,000
TBAs
TBAs are forward contracts for the purchase or sale of Agency RMBS that specify the price, issuer, term and coupon of the securities to be delivered, but the actual securities are not identified until shortly before the TBA settlement date. We do not intend to take or make delivery of the underlying Agency RMBS on the contractual settlement date of our TBAs accounted for as derivatives. Our primary use of TBAs has been in long positions as an alternative means of investing in and financing Agency RMBS. Additionally, we have used and may in the future use short positions in TBAs to manage risk and economically hedge a portion of our exposure to changes in Agency RMBS valuations.

The table below presents certain characteristics of our TBAs accounted for as derivatives as of March 31, 2026. We did not have any TBAs outstanding as of December 31, 2025.

$ in thousands	As of March 31, 2026
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value - Asset (Liability) (1)
TBA purchase contracts	1,450,000	1,436,889	1,415,155	(21,734)
TBA sale contracts	(200,000)	(189,824)	(188,705)	1,119
Net TBA derivatives	1,250,000	1,247,065	1,226,450	(20,615)

(1)Derivative assets and derivative liabilities related to TBAs are presented on a gross basis on the condensed consolidated balance sheets.
Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheets
The table below presents the fair value of our derivative financial instruments, as well as their classification on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of			As of
	March 31, 2026	December 31, 2025		March 31, 2026	December 31, 2025
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest rate swaps asset	—	2,235	Interest rate swaps liability	4,013	—
U.S. Treasury futures contracts	—	2,177	U.S. Treasury futures contracts	2,983	—
TBAs	1,119	—	TBAs	21,734	—
Total derivative assets	1,119	4,412	Total derivative liabilities	28,730	—
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The following tables summarize the effect of interest rate swaps, U.S. Treasury futures contracts and TBAs reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2026 and 2025.

$ in thousands	Three Months Ended March 31, 2026
Derivatives Not Designated as Hedging Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	2,211	21,578	(6,248)	17,541
U.S. Treasury futures contracts	9,481	—	(5,160)	4,321
TBAs	11,632	—	(20,615)	(8,983)
Total	23,324	21,578	(32,023)	12,879

$ in thousands	Three Months Ended March 31, 2025
Derivatives Not Designated as Hedging Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	(76,259)	28,079	542	(47,638)
U.S. Treasury futures contracts	(28,682)	—	(4,172)	(32,854)
TBAs	3,425	—	388	3,813
Total	(101,516)	28,079	(3,242)	(76,679)

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The daily variation margin payments for centrally cleared interest rate swaps and U.S. Treasury futures contracts are characterized as settlement of the derivative itself rather than collateral. Our derivative liabilities of $4.0 million related to centrally cleared interest rate swaps and $3.0 million related to U.S. Treasury futures contracts as of March 31, 2026 (December 31, 2025: assets of $2.2 million related to centrally cleared interest rate swaps and $2.2 million related to U.S. Treasury futures contracts) are not included in the table below as a result of this characterization of daily variation margin.
As of March 31, 2026

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	1,119	—	1,119	(1,119)	—	—
Total assets	1,119	—	1,119	(1,119)	—	—

Liabilities
Derivatives (1) (2)	(21,734)	—	(21,734)	1,119	20,615	—
Repurchase agreements (3)	(5,339,373)	—	(5,339,373)	5,339,373	—	—
Total liabilities	(5,361,107)	—	(5,361,107)	5,340,492	20,615	—
As of December 31, 2025

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Repurchase agreements (3)	(5,619,255)	—	(5,619,255)	5,619,255	—	—
Total liabilities	(5,619,255)	—	(5,619,255)	5,619,255	—	—
(1)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(2)Cash collateral pledged by us on our derivatives was $163.3 million as of March 31, 2026 (December 31, 2025: $110.4 million) of which $138.3 million relates to initial margin pledged on centrally cleared interest rate swaps and U.S. Treasury futures contracts (December 31, 2025: $110.4 million). Centrally cleared interest rate swaps and U.S. Treasury futures contracts are excluded from the tables above. We held no cash collateral on our derivatives as of March 31, 2026 or December 31, 2025.
(3)The fair value of securities pledged against our borrowings under repurchase agreements was $5.6 billion as of March 31, 2026 (December 31, 2025: $5.9 billion). We pledged $780,000 of cash collateral under repurchase agreements as of March 31, 2026 (December 31, 2025: none). We held $14,000 of cash collateral under repurchase agreements as of March 31, 2026 (December 31, 2025: none). Gross amounts not offset are limited to the net amount of repurchase agreement liabilities presented sufficient to reduce the net amount to zero for each counterparty. Accordingly, cash collateral pledged and held under repurchase agreements are not shown in the table above, but the right to receive and the obligation to return the cash collateral are separately reported within due from counterparties and collateral held payable, respectively, on the condensed consolidated balance sheets.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	As of March 31, 2026
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	6,026,208	—	6,026,208
Derivative assets (2)	—	1,119	—	1,119
Total assets	—	6,027,327	—	6,027,327
Liabilities:
Derivative liabilities (2)	2,983	25,747	—	28,730
Total liabilities	2,983	25,747	—	28,730

	As of December 31, 2025
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	6,276,609	—	6,276,609
Derivative assets (2)	2,177	2,235	—	4,412
Total assets	2,177	6,278,844	—	6,281,021
(1)For more detail about the fair value of our MBS, refer to Note 3 - “Mortgage-Backed Securities”.
(2)Derivative assets and derivative liabilities include U.S. Treasury futures contracts as Level 1 measurements and interest rate swaps and TBAs as Level 2 measurements.
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

	As of
	March 31, 2026		December 31, 2025
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities:
Repurchase agreements	5,339,373	5,339,293	5,619,255	5,619,716
Total	5,339,373	5,339,293	5,619,255	5,619,716
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

Note 9 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. The costs of support personnel provided by our Manager reimbursed or reimbursable by us for the three months ended March 31, 2026 were $347,000 (three months ended March 31, 2025: $293,000).
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
The following table summarizes the costs incurred on our behalf by our Manager for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
$ in thousands	2026	2025
Incurred costs, prepaid or expensed	1,545	1,640
Incurred costs, charged or expected to be charged against equity as a cost of raising capital	103	—
Total incurred costs, originally paid by our Manager	1,648	1,640
Note 10 – Stockholders’ Equity
Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series C Preferred Stock. During the three months ended March 31, 2026, we repurchased and retired 64,688 shares of Series C Preferred Stock (three months ended March 31, 2025: 90,146 shares). As of March 31, 2026, we had authority to repurchase 289,443 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.
Holders of our Series C Preferred Stock are entitled to receive dividends at an annual rate of 7.50% of the liquidation preference of $25.00 per share or $1.875 per share per annum until September 27, 2027. After September 27, 2027, holders are entitled to receive dividends at a floating rate equal to three-month CME Term SOFR and the applicable credit spread adjustment (0.26161%) plus a spread of 5.289% of the liquidation preference of $25.00 per share per annum. Dividends are cumulative and payable quarterly in arrears.
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
Common Stock
As of March 31, 2026, we had 36,840,411 shares of our common stock remaining available for sale from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). The table below shows issuances of our common stock under equity distribution agreements during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
Shares in ones, $ in thousands	2026	2025
Shares sold	15,694,589	4,212,057
Fees paid to placement agents	1,692	457
Cash proceeds, net of fees paid to placement agents	133,633	36,068
During the three months ended March 31, 2026 and 2025, we did not repurchase any shares of our common stock. As of March 31, 2026, we had authority to repurchase 1,816,359 shares of our common stock through our common stock share repurchase program.
Accumulated Other Comprehensive Income
Our other comprehensive income (loss) during the three months ended March 31, 2025 related to gains and losses on MBS that were not accounted for under the fair value option. Gains and losses on MBS that are accounted for under the fair value option are recorded on our condensed consolidated statements of comprehensive income (loss) within “Gain (loss) on investments, net”.
Dividends
The tables below summarize the dividends we declared during the three months ended March 31, 2026 and 2025.

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate
Three months ended March 31, 2026	0.46875	3,190
Three months ended March 31, 2025	0.46875	3,341

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate
Three months ended March 31, 2026	0.36	30,049
Three months ended March 31, 2025	0.34	22,420
Note 11 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three months ended March 31, 2026 and 2025 is calculated as follows.

	Three Months Ended March 31,
In thousands, except per share amounts	2026	2025
Numerator (income)
Net income (loss) available to common stockholders	(23,121)	16,289

Denominator (weighted average shares)
Weighted average number of common shares outstanding - Basic	81,871	62,844
Effect of dilutive securities:
Restricted stock awards	—	1
Weighted average number of common shares outstanding - Diluted	81,871	62,845

Earnings (loss) per share
Net income (loss) attributable to common stockholders
Basic	(0.28)	0.26
Diluted	(0.28)	0.26
There were no antidilutive shares that were excluded from the calculation of diluted earnings per share during the three months ended March 31, 2026 and 2025.

Note 12 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2026, we were not aware of any reported or unreported contingencies.
Note 13 – Subsequent Events
Common Stock Issuances
Between April 1, 2026 and May 6, 2026, we issued 6,653,459 shares of common stock under our equity distribution agreement with placement agents for cash proceeds, net of fees paid to placement agents, of $54.0 million.

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
As of March 31, 2026, we were invested in:
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
During the periods presented in these condensed consolidated financial statements, we also invested in CMBS and RMBS that are not guaranteed by a U.S. government agency or a federally chartered corporation (“non-Agency CMBS” and “non-Agency RMBS”, respectively).
We continuously evaluate new investment opportunities to complement our current investment portfolio by expanding our target assets and portfolio diversification.
We conduct our business through our wholly-owned subsidiary, IAS Operating Partnership L.P. (the “Operating Partnership”). We are externally managed and advised by our Manager, an indirect wholly-owned subsidiary of Invesco.
We have elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the “Investment Company” definition under the 1940 Act.

Market Conditions and Impacts
Macroeconomic factors that affect our business include inflation, economic growth, employment conditions, public policy, fiscal and monetary policy, interest rates, interest rate volatility, financial conditions, spread premiums, residential and commercial real estate prices, credit availability, the health of the banking system, consumer spending, personal income and corporate earnings. Of these macroeconomic factors, financial conditions, inflation, employment conditions, monetary policy, interest rates and interest rate volatility had the most direct impact on our performance and financial condition during the first quarter of 2026.
Following a strong recovery in the second half of 2025 and impressive start to the new year, financial conditions deteriorated in the latter half of the first quarter, initially weakening as market volatility rose amid signs of a softening labor market. The decline accelerated following the outbreak of conflict in the Middle East toward the end of February to end the quarter notably weaker. Against this backdrop of heightened geopolitical risk, equity markets reacted negatively with the S&P 500 and NASDAQ declining 4.6% and 7.1%, respectively. Credit markets followed a similar trajectory, as valuations across investment-grade credit, high yield bonds and emerging market debt came under pressure amid the sharp increase in volatility.
Inflation readings trended mostly higher during the first quarter, remaining above the Federal Reserve’s 2% target. The headline consumer price index (“CPI”) ended the quarter at 3.3%, up from 2.7% in December, reflecting a sharp rise in energy and commodity prices stemming from the outbreak of conflict in the Middle East. Core CPI, which excludes food and energy, remained steady at 2.6%. Amid heightened uncertainty around energy prices, investors revised inflation expectations higher, most clearly reflected in Treasury inflation-protected securities breakeven rates. The two-year breakeven rose sharply higher to 3.25% at quarter-end, up from 2.30% at year-end, while the five-year breakeven increased to 2.60%.
The Federal Open Market Committee (“FOMC”) kept the benchmark Federal Funds target rate unchanged at both meetings during the quarter, citing a balance between the risks of a weakening labor market and persistently elevated inflation. Expectations for future monetary policy action, as reflected in the Fed Funds futures market, were influenced by heightened volatility stemming from increased geopolitical risks related to the conflict in the Middle East. The futures market began the quarter with expectations for two rate cuts by year-end, driven by signs of labor market softness. However, as commodity and energy prices surged, those expectations reversed, with futures markets subsequently indicating that the FOMC is likely to maintain its current policy stance through the remainder of 2026.
Interest rates increased across the U.S. Treasury yield curve during the quarter, reflecting market expectations for higher inflation as elevated energy prices continued to work their way through the economy. The two-year U.S. Treasury yield increased by 33 basis points to 3.80%, the five-year yield rose by 23 basis points to 3.94% and the ten-year yield rose by 16 basis points to 4.31%. Interest rate volatility also moved higher during the quarter, driven by rising concerns around a weakening labor market and increasing geopolitical risks.
Against this macroeconomic backdrop, Agency RMBS delivered mixed performance relative to interest rate hedges during the quarter, as lower coupons performed well while higher coupons underperformed. Excess returns relative to U.S. Treasuries were strong in January as the robust performance in the second half of 2025 carried over into the new year, supported by declining interest rate volatility and the announcement of a $200 billion Agency MBS purchase program by Fannie Mae and Freddie Mac. Following the initial post-announcement surge of demand, however, performance languished, as profit-taking and uncertainty regarding the implementation of the purchase program emerged alongside a modest move higher in interest rate volatility. Underperformance accelerated in March at the onset of the geopolitical turmoil in the Middle East, as interest rate volatility rose sharply given higher interest rates and increased expectations for tighter monetary policy. Although lower coupon performance remained positive throughout the quarter, higher coupons were negatively impacted by rising prepayment concerns in the beginning of the quarter and their elevated sensitivity to increased interest rate volatility in the latter half of the quarter. In addition, swap spreads tightened notably during the quarter, negatively impacting Agency RMBS hedged with swaps relative to those hedged with U.S. Treasuries.
Despite elevated market volatility, heightened geopolitical concerns and relatively elevated supply, Agency CMBS risk premiums contracted during the first quarter as issuance was met with continued investor demand, particularly from banks and money managers attracted to the sector’s high-quality collateral, stable cash flows and relative value versus other spread products.

Market Rates

	As of
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	One Quarter Change	One Year Change
Interest Rates
Effective federal funds rate	3.64%	3.64%	4.09%	4.33%	4.33%	—%	(0.69)%
One-month SOFR	3.66%	3.69%	4.13%	4.34%	4.32%	(0.03)%	(0.66)%

2 Year U.S. Treasury	3.80%	3.47%	3.60%	3.72%	3.91%	0.33%	(0.11)%
5 Year U.S. Treasury	3.94%	3.71%	3.73%	3.79%	3.98%	0.23%	(0.04)%
10 Year U.S. Treasury	4.31%	4.15%	4.15%	4.23%	4.24%	0.16%	0.07%
30 Year U.S. Treasury	4.89%	4.83%	4.73%	4.77%	4.61%	0.06%	0.28%

	As of
(in basis points)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	One Quarter Change	One Year Change
Swap Spreads (1)
2 year	(17)	(16)	(22)	(23)	(17)	(1)	—
5 year	(33)	(26)	(35)	(37)	(31)	(7)	(2)
10 year	(46)	(37)	(49)	(54)	(45)	(9)	(1)
30 year	(78)	(68)	(80)	(87)	(79)	(10)	1

30 Year Mortgage Spreads vs. 5/10 Year U.S. Treasury Securities Blend (2)
FNMA 2.0%	72	83	82	90	75	(11)	(3)
FNMA 2.5%	75	87	88	95	83	(12)	(8)
FNMA 3.0%	70	81	88	96	86	(11)	(16)
FNMA 3.5%	65	70	87	98	87	(5)	(22)
FNMA 4.0%	71	80	89	100	88	(9)	(17)
FNMA 4.5%	90	92	100	114	105	(2)	(15)
FNMA 5.0%	110	110	119	130	122	—	(12)
FNMA 5.5%	125	111	135	149	142	14	(17)
FNMA 6.0%	122	93	124	161	147	29	(25)
FNMA 6.5%	101	47	100	127	116	54	(15)

10 Year Agency CMBS Spreads vs. U.S. Treasury Securities (3)
FNMA DUS	38	46	44	47	49	(8)	(11)
(1)Swap spreads represent the difference between the fixed rate coupon of an interest rate swap and the yield on a U.S. Treasury security with a similar maturity.
(2)Mortgage spreads represent the difference between the yield on the Agency TBA and the blended average yield of five year and ten year U.S. Treasury securities.
(3)Agency CMBS spreads represent the difference between the yields on new issue Fannie Mae Delegated Underwriting and Servicing MBS (“DUS”) and a U.S. Treasury security with a similar maturity.

Outlook
Risk sentiment has improved entering the second quarter, supported by a decline in interest rate volatility. A further de‑escalation of the Middle East conflict would likely provide additional support for risk assets. From a supply‑and‑demand perspective, Agency RMBS net issuance is expected to remain manageable, the GSEs continue to provide steady demand and bank participation is likely to increase, supported in part by recent Basel capital framework proposals that improve the relative capital efficiency of high-quality mortgage assets. Together, these macro and technical factors create a more constructive backdrop for our Agency RMBS holdings, particularly as wider spread levels relative to the prior quarter offer more attractive entry points. In addition, despite elevated supply, our Agency CMBS continues to offer attractive risk‑adjusted yields and diversification benefits, given its stable cash flow profile and lower sensitivity to interest rate fluctuations.
Investment Activities
The table below shows the composition of our investment portfolio including TBAs as of March 31, 2026, December 31, 2025 and March 31, 2025.

$ in thousands	As of
	March 31, 2026	December 31, 2025	March 31, 2025
Agency RMBS:
30 year fixed-rate pass-through, at fair value	5,094,825	5,309,160	4,974,663
Agency CMO, at fair value	67,113	69,320	73,539
Agency CMBS, at fair value	864,270	898,129	890,372
Non-Agency RMBS, at fair value	—	—	7,215
Subtotal	6,026,208	6,276,609	5,945,789
TBAs, at implied market value (1)	1,226,450	—	—
Total investment portfolio including TBAs	7,252,658	6,276,609	5,945,789
(1)Our presentation of TBAs in the table above represents management's view of our investment portfolio and does not reflect how we record TBAs on our condensed consolidated balance sheets under U.S. GAAP. Under U.S. GAAP, we record TBAs that we do not intend to settle on the contractual settlement date as derivative financial instruments. We value TBAs on our condensed consolidated balance sheets at net carrying value, which represents the difference between the implied market value and the implied cost basis of the TBAs. For further details of our U.S. GAAP accounting for TBAs, refer to Note 6 “Derivatives and Hedging Activities” in Part I. Item 1 of this report on Form 10-Q. Our TBA dollar roll transactions are a form of off-balance sheet financing. For further information on how management evaluates our at-risk leverage, see Non-GAAP Financial Measures below.
As of March 31, 2026, our holdings of 30 year fixed-rate Agency RMBS represented approximately 70% of our total investment portfolio including TBAs, compared to 85% as of December 31, 2025 and 84% as of March 31, 2025. Our 30 year fixed-rate Agency RMBS holdings as of March 31, 2026, December 31, 2025 and March 31, 2025 consisted of specified pools with coupon distributions as shown in the table below.

	As of
	March 31, 2026			December 31, 2025			March 31, 2025
$ in thousands	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield
4.5%	757,581	14.9%	4.89%	785,584	14.8%	4.89%	657,554	13.2%	4.95%
5.0%	1,434,765	28.2%	5.20%	1,486,801	28.0%	5.20%	993,414	20.0%	5.32%
5.5%	1,704,437	33.4%	5.49%	1,534,654	28.9%	5.51%	1,414,961	28.4%	5.58%
6.0%	1,198,042	23.5%	5.93%	1,283,242	24.2%	5.93%	1,471,826	29.6%	5.97%
6.5%	—	—%	—%	218,879	4.1%	6.14%	436,908	8.8%	6.16%
Total 30 year fixed-rate Agency RMBS	5,094,825	100.0%	5.42%	5,309,160	100.0%	5.46%	4,974,663	100.0%	5.61%

Our holdings of 30 year fixed-rate Agency RMBS are focused in specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. The table below shows the specified pool characteristics of our 30 year fixed-rate Agency RMBS holdings as of March 31, 2026, December 31, 2025 and March 31, 2025.

	As of
	March 31, 2026		December 31, 2025		March 31, 2025
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
Specified pool characteristic:
Geographic location	1,011,887	19.9%	942,347	17.7%	982,726	19.8%
Loan balance	1,915,429	37.6%	2,111,999	39.8%	1,808,302	36.3%
High loan-to-value ratio	843,098	16.5%	870,125	16.4%	550,053	11.1%
Low credit score	1,324,411	26.0%	1,384,689	26.1%	1,633,582	32.8%
Total 30 year fixed-rate Agency RMBS	5,094,825	100.0%	5,309,160	100.0%	4,974,663	100.0%
As of March 31, 2026, our holdings of TBAs represented approximately 17% of our total investment portfolio. We increased our allocation to TBAs during the first quarter of 2026 given attractive implied financing rates in the Agency RMBS TBA dollar roll market. As of March 31, 2026, our holdings of TBAs consisted of 4.5% to 5.5% coupons in Ginnie Mae collateral.
As of March 31, 2026, our holdings of Agency CMBS represented approximately 12% of our total investment portfolio including TBAs, compared to 14% as of December 31, 2025 and 15% as of March 31, 2025. These securities offer attractive risk-adjusted yields and diversification benefits. Further, the hedging costs associated with these holdings are economical as Agency CMBS is less sensitive to interest rate risk given prepayment protection and scheduled balloon maturity payments. As of March 31, 2026, approximately 80% of our Agency CMBS holdings were Fannie Mae DUS and 20% were Freddie Mac Multifamily Participation Certificates.
Financing
We finance the majority of our investment portfolio through repurchase agreements. Repurchase agreements are generally settled on a short-term basis, usually from one to six months, and bear interest at rates that are expected to move in close relationship to the secured overnight financing rate (“SOFR”). Additionally, we view our TBAs that are accounted for as derivative financial instruments under U.S. GAAP as a form of off-balance sheet financing. Refer to Non-GAAP Financial Measures below for information on how we evaluate our at-risk leverage.
The following table presents the amount of collateralized borrowings outstanding under repurchase agreements as of the end of each quarter, the average amount outstanding during the quarter and the maximum balance outstanding during the quarter.

$ in thousands	Collateralized Borrowings Under Repurchase Agreements
Quarter Ended	Quarter-end balance	Average Quarterly Balance (1)	Maximum Balance (2)
March 31, 2025	5,354,561	4,930,237	5,354,561
June 30, 2025	4,635,881	4,577,566	4,635,881
September 30, 2025	5,150,081	4,889,782	5,150,081
December 31, 2025	5,619,255	5,393,719	5,619,255
March 31, 2026	5,339,373	5,367,463	5,404,619
(1)Average quarterly balance for each period is based on month-end balances.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.

Hedging Instruments
We enter into interest rate swap agreements that are designed to mitigate the effects of changes in interest rates for a portion of our borrowings. Under these swap agreements, we pay fixed interest rates and receive floating interest rates indexed to SOFR.
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the three months ended March 31, 2026, we entered into interest rate swaps with a notional amount of $1.0 billion and terminated or settled interest rate swaps with a notional amount of $730.0 million.
We also use U.S. Treasury futures contracts as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. During the three months ended March 31, 2026, we entered into U.S. Treasury futures contracts with a notional amount of $1.3 billion and terminated or settled U.S. Treasury futures contracts with a notional amount of $1.4 billion.
Daily variation margin for interest rate swaps and U.S. Treasury futures contracts is characterized as settlement of the derivative itself rather than collateral and is recorded as a realized gain or loss in our condensed consolidated statements of comprehensive income (loss).
Additionally, we have used and may in the future use short positions in TBAs to manage risk and economically hedge a portion of our exposure to changes in Agency RMBS valuations.
Capital Activities
As of March 31, 2026, we had 36,840,411 shares of our common stock remaining available for sale from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. The table below shows issuances of our common stock under equity distribution agreements during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
Shares in ones, $ in thousands	2026	2025
Shares sold	15,694,589	4,212,057
Fees paid to placement agents	1,692	457
Cash proceeds, net of fees paid to placement agents	133,633	36,068
For information on dividends declared during the three months ended March 31, 2026 and 2025, see Note 10 - “Stockholders' Equity” of our condensed consolidated financial statements in Part I. Item 1 of this quarterly report on Form 10-Q.
During the three months ended March 31, 2026, we did not repurchase any shares of our common stock.
In May 2022, our board of directors approved a share repurchase program for our Series C Preferred Stock. During the three months ended March 31, 2026, we repurchased and retired 64,688 of Series C Preferred Stock (three months ended March 31, 2025: 90,146 shares). As of March 31, 2026, we had authority to repurchase 289,443 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.

Book Value per Common Share
We calculate book value per common share as follows.

	As of
In thousands except per share amounts	March 31, 2026	December 31, 2025
Numerator (adjusted equity):
Total equity	876,354	797,544
Less: Liquidation preference of Series C Preferred Stock	(169,736)	(171,353)
Total adjusted equity	706,618	626,191

Denominator (number of shares):
Common stock outstanding	87,486	71,791

Book value per common share	8.08	8.72
Our book value per common share decreased 7.3% as of March 31, 2026 compared to December 31, 2025. The decrease in our book value per common share was primarily due to unrealized losses on investments, dividends declared and expenses, which were partially offset by net interest income and gains on derivative instruments.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our most recent Form 10-K for the year ended December 31, 2025.
Recent Accounting Standards
None.

Results of Operations
The table below presents information from our condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
$ in thousands, except share data	2026	2025
Interest income	79,641	73,846
Interest expense	52,593	55,025
Net interest income	27,048	18,821
Other income (loss)
Gain (loss) on investments, net	(54,940)	82,158
Gain (loss) on derivative instruments, net	12,879	(76,679)
Total other income (loss)	(42,061)	5,479
Expenses
Management fee – related party	2,974	2,996
General and administrative	1,917	1,663
Total expenses	4,891	4,659
Net income (loss)	(19,904)	19,641
Dividends to preferred stockholders	(3,190)	(3,341)
Gain (loss) on repurchase and retirement of preferred stock	(27)	(11)
Net income (loss) attributable to common stockholders	(23,121)	16,289

Other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	500
Reclassification of unrealized (gain) loss on sale of mortgage-backed securities to gain (loss) on investments, net	—	116
Total other comprehensive income (loss)	—	616
Comprehensive income (loss) attributable to common stockholders	(23,121)	16,905

Earnings (loss) per share
Net income (loss) attributable to common stockholders
Basic	(0.28)	0.26
Diluted	(0.28)	0.26
Weighted average number of shares of common stock
Basic	81,870,574	62,843,814
Diluted	81,870,574	62,844,859

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
$ in thousands	2026	2025
Average earning assets (1)	5,946,466	5,422,552
Average earning asset yields (2)	5.36%	5.45%
(1)Average balances for each period are based on weighted month-end balances. Average earning assets do not include TBAs that are treated as derivative instruments under U.S. GAAP.
(2)Average earning asset yields for the period are calculated by dividing interest income, including amortization of premiums and discounts, by average earning assets based on the amortized cost of the investments. All yields are annualized.
Average earning assets increased $523.9 million for the three months ended March 31, 2026 compared to the same period in 2025. Changes in our average earning assets are a factor of our total stockholders' equity, our desired leverage levels and our allocation to TBAs.
Average earning asset yields decreased 9 basis points for the three months ended March 31, 2026 compared to the same period in 2025. Changes in our average earning asset yields are driven by the composition of our investments, amortized cost of our securities and prepayment rates.
Our interest income includes coupon interest and net (premium amortization) discount accretion as shown in the table below.

	Three Months Ended March 31,
$ in thousands	2026	2025
Interest income
Coupon interest	80,238	73,636
Net (premium amortization) discount accretion	(597)	210
Total interest income	79,641	73,846
Our interest income increased $5.8 million for the three months ended March 31, 2026 compared to the same period in 2025 due to an increase in average earning assets, which was partially offset by a decrease in average earning asset yields.
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

The following table presents net (premium amortization) discount accretion recognized for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
$ in thousands	2026	2025
Agency RMBS	(1,327)	179
Agency CMBS	730	95
Non-Agency RMBS	—	(64)
Net (premium amortization) discount accretion	(597)	210

The change in net (premium amortization) discount accretion for the three months ended March 31, 2026 compared to the same period in 2025 was the result of an increase in the amortized costs of our securities relative to par value and faster prepayment rates on higher-coupon, premium-priced securities, which was partially offset by the acceleration of discount accretion on certain Agency CMBS that fully repaid during the period.
Interest Expense and Cost of Funds
The table below presents information related to our borrowings and cost of funds for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
$ in thousands	2026	2025
Average borrowings (1)	5,367,463	4,930,237
Maximum borrowings during the period (2)	5,404,619	5,354,561
Cost of funds (3)	3.92%	4.46%
(1)Average borrowings for each period are based on weighted month-end balances. Average borrowings do not include the off-balance sheet financing component of TBAs that are treated as derivative instruments under U.S. GAAP.
(2)Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)Average cost of funds is calculated by dividing annualized interest expense by our average borrowings.
Average borrowings increased $437.2 million for the three months ended March 31, 2026 compared to the same period in 2025. Changes in our average borrowings are a factor of our total stockholders' equity, our desired leverage levels and our allocation to TBAs.
Cost of funds decreased 54 basis points for the three months ended March 31, 2026 compared to the same period in 2025. Changes in our cost of funds are substantially driven by the Federal Funds target rate, which was set at a range of 3.50% to 3.75% during the three months ended March 31, 2026 and a range of 4.25% to 4.50% during the three months ended March 31, 2025.
The table below presents the components of interest expense for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
$ in thousands	2026	2025
Interest Expense
Interest expense on repurchase agreement borrowings	52,593	55,025
Our interest expense decreased $2.4 million for three months ended March 31, 2026 compared to the same period in 2025 due to a lower cost of funds, which was partially offset by an increase in average borrowings.

Net Interest Income
The table below presents the components of net interest income for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
$ in thousands	2026	2025
Interest income	79,641	73,846
Interest expense	52,593	55,025
Net interest income	27,048	18,821
Net interest rate margin	1.44%	0.99%
Our net interest income, which equals total interest income less total interest expense, increased for the three months ended March 31, 2026 compared to the same period in 2025 due to a lower cost of funds and higher average earning assets, which were partially offset by higher average borrowings and lower average earning asset yields.
Our net interest rate margin, which equals the yield on our average earning assets for the period less the average cost of funds, increased for the three months ended March 31, 2026 compared to the same period in 2025 due to a lower cost of funds, which was partially offset by lower average earning asset yields. Our cost of funds is generally more sensitive to changes in interest rates than the yield on our investment portfolio, which is largely comprised of 30 year fixed-rate Agency RMBS.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
$ in thousands	2026	2025
Net realized gains (losses) on sale of MBS	443	(5,466)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(55,383)	87,624
Total gain (loss) on investments, net	(54,940)	82,158
During the three months ended March 31, 2026, we sold our holdings of 6.5% coupon Agency RMBS and realized net gains of $443,000. Net realized losses of $5.5 million during the three months ended March 31, 2025 reflect sales of 4.0% coupon Agency RMBS.
Under the fair value option, changes in fair value are recognized in income on the condensed consolidated statements of comprehensive income (loss). As of March 31, 2026 and December 31, 2025, all of our MBS were accounted for under the fair value option. We recorded net unrealized losses of $55.4 million on our MBS during the three months ended March 31, 2026 due to an increase in interest rates and wider spreads. We recorded net unrealized gains of $87.6 million on our MBS portfolio accounted for under the fair value option during the three months ended March 31, 2025 due to a sharp decline in interest rates.
Gain (Loss) on Derivative Instruments, net
We record all derivatives on our condensed consolidated balance sheets at fair value. Changes in the fair value of our derivatives are recorded in gain (loss) on derivative instruments, net in our condensed consolidated statements of comprehensive income (loss). Net interest paid or received under our interest rate swaps is also recognized in gain (loss) on derivative instruments, net in our condensed consolidated statements of comprehensive income (loss).
The tables below summarize the components of our gain (loss) on derivative instruments, net for the following periods.

$ in thousands	Three months ended March 31, 2026
Derivative Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	2,211	21,578	(6,248)	17,541
U.S. Treasury futures contracts	9,481	—	(5,160)	4,321
TBAs	11,632	—	(20,615)	(8,983)
Total	23,324	21,578	(32,023)	12,879

$ in thousands	Three months ended March 31, 2025
Derivative Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	(76,259)	28,079	542	(47,638)
U.S. Treasury futures contracts	(28,682)	—	(4,172)	(32,854)
TBAs	3,425	—	388	3,813
Total	(101,516)	28,079	(3,242)	(76,679)

As of March 31, 2026 and December 31, 2025, we held the following interest rate swaps whereby we pay fixed interest rates and receive floating interest rates based upon SOFR.

$ in thousands	As of March 31, 2026				As of December 31, 2025
Derivative Instruments	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest rate swaps	4,115,000	1.66%	3.68%	5.8	3,820,000	1.34%	3.87%	4.6
We use interest rate swaps to manage our exposure to changing interest rates and add stability to our borrowing costs. During the three months ended March 31, 2026, we entered into interest rate swaps with a notional amount of $1.0 billion and terminated or settled existing interest rate swaps with a notional amount of $730.0 million. We recorded net gains of $17.5 million on interest rate swaps for the three months ended March 31, 2026 (three months ended March 31, 2025: net losses of $47.6 million). Net gains during the three months ended March 31, 2026 were due to an increase in swap rates.
As of March 31, 2026 and December 31, 2025, we held the following U.S. Treasury futures contracts.

	As of
	March 31, 2026	December 31, 2025
$ in thousands	Notional Amount - Short	Notional Amount - Short
10 year U.S. Treasury futures	310,000	420,000
Ultra 10 year U.S. Treasury futures	375,000	455,000
30 year U.S. Treasury futures	305,000	215,000
Total	990,000	1,090,000
We use U.S. Treasury futures contracts as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. During the three months ended March 31, 2026, we entered into U.S. Treasury futures contracts with a notional amount of $1.3 billion and terminated or settled existing U.S. Treasury futures contracts with a notional amount of $1.4 billion. We recognized net gains of $4.3 million on U.S. Treasury futures contracts during the three months ended March 31, 2026 (three months ended March 31, 2025: net losses of $32.9 million). Net gains during the three months ended March 31, 2026 were due to an increase in interest rates.
We primarily use TBAs in long positions as an alternative means of investing in and financing Agency RMBS. Additionally, we have used and may in the future use short positions in TBAs to manage risk and economically hedge a portion of our exposure to changes in Agency RMBS valuations. We recorded net losses of $9.0 million on TBAs during the three months ended March 31, 2026 (three months ended March 31, 2025: net gains of $3.8 million). Net losses on TBAs during the three months ended March 31, 2026 were due to an increase in interest rates and widening spreads.
Expenses
We incurred management fees of $3.0 million for the three months ended March 31, 2026 (three months ended March 31, 2025: $3.0 million). Our management fees are determined by our average stockholders' equity. Refer to Note 9 – “Related Party Transactions” of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $1.9 million for the three months ended March 31, 2026 (three months ended March 31, 2025: $1.7 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.

Gain (Loss) on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series C Preferred Stock. During the three months ended March 31, 2026, we repurchased and retired 64,688 shares of Series C Preferred Stock (three months ended March 31, 2025: 90,146 shares). Gains and losses on repurchases and retirements of preferred stock represent the difference between the consideration transferred and the carrying value of the preferred stock.
Net Income (Loss) Attributable to Common Stockholders
For the three months ended March 31, 2026, our net loss attributable to common stockholders was $23.1 million (three months ended March 31, 2025: net income of $16.3 million) or $0.28 basic and diluted net loss per average share available to common stockholders (three months ended March 31, 2025: $0.26 net income per share). The change in net income (loss) attributable to common stockholders was primarily due to (i) net losses on investments of $54.9 million in the 2026 period compared to net gains on investments of $82.2 million in the 2025 period; (ii) net gains on derivative instruments of $12.9 million in the 2026 period compared to net losses on derivatives of $76.7 million in the 2025 period; and (iii) a $8.2 million increase in net interest income.
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
By excluding the gains and losses discussed above, we believe the presentation of earnings available for distribution provides a consistent measure of operating performance that investors can use to evaluate our results over multiple reporting periods and, to a certain extent, compare to our peer companies. However, because not all of our peer companies use identical operating performance measures, our presentation of earnings available for distribution may not be comparable to other similarly titled measures used by our peer companies. We exclude the impact of gains and losses when calculating earnings available for distribution because when analyzed in conjunction with our U.S. GAAP results, earnings available for distribution provides additional detail of our investment portfolio’s earnings capacity. In addition, certain gains and losses represent one-time events.
Furthermore, gains and losses have not been accounted for consistently under U.S. GAAP. Under U.S. GAAP, certain gains and losses may be reflected in net income whereas other gains and losses may be reflected in other comprehensive income. For example, a portion of our mortgage-backed securities were historically classified as available-for-sale securities, and changes in the valuation of these securities were recorded in other comprehensive income on our condensed consolidated balance sheets. We elected the fair value option for our mortgage-backed securities purchased on or after September 1, 2016, and changes in the valuation of these securities are recorded in other income (loss) in our condensed consolidated statements of comprehensive income (loss).
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

	Three Months Ended March 31,
$ in thousands, except per share data	2026	2025
Net income (loss) attributable to common stockholders	(23,121)	16,289
Adjustments:
(Gain) loss on investments, net	54,940	(82,158)
Realized (gain) loss on derivative instruments, net (1)	(23,324)	101,516
Unrealized (gain) loss on derivative instruments, net (1)	32,023	3,242
TBA dollar roll income (2)	4,166	1,147
(Gain) loss on repurchase and retirement of preferred stock	27	11
Subtotal	67,832	23,758
Earnings available for distribution	44,711	40,047
Basic earnings (loss) per common share	(0.28)	0.26
Earnings available for distribution per common share (3)	0.55	0.64
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of comprehensive income (loss) includes the following components.

	Three Months Ended March 31,
$ in thousands	2026	2025
Realized gain (loss) on derivative instruments, net	23,324	(101,516)
Unrealized gain (loss) on derivative instruments, net	(32,023)	(3,242)
Contractual net interest income (expense) on interest rate swaps	21,578	28,079
Gain (loss) on derivative instruments, net	12,879	(76,679)
(2)A TBA dollar roll is a series of derivative transactions where TBAs with the same specified issuer, term and coupon but different settlement dates are simultaneously bought and sold. The TBA settling in the later month typically prices at a discount to the TBA settling in the earlier month. TBA dollar roll income represents the price differential between the TBA price for current month settlement compared to the TBA price for forward month settlement. We include TBA dollar roll income in earnings available for distribution because it is the economic equivalent of interest income on the underlying Agency RMBS, less an implied financing cost, over the forward settlement period. TBA dollar roll income is a component of gain (loss) on derivative instruments, net on our condensed consolidated statements of comprehensive income (loss).

(3)Earnings available for distribution per common share is equal to earnings available for distribution divided by the basic weighted average number of common shares outstanding.
The table below shows the components of earnings available for distribution for the following periods.

	Three Months Ended March 31,
$ in thousands	2026	2025
Effective net interest income (1)	48,626	46,900
TBA dollar roll income	4,166	1,147
Total expenses	(4,891)	(4,659)
Subtotal	47,901	43,388
Dividends to preferred stockholders	(3,190)	(3,341)
Earnings available for distribution	44,711	40,047
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution increased during the three months ended March 31, 2026 compared to the same period in 2025 due to higher effective net interest income and an increase in our allocation to TBAs. See below for details on the change in effective net interest income.
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

	Three Months Ended March 31,
	2026		2025
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	52,593	3.92%	55,025	4.46%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(21,578)	(1.61)%	(28,079)	(2.28)%
Effective interest expense	31,015	2.31%	26,946	2.18%

Our effective interest expense increased in the three months ended March 31, 2026 compared to the same period in 2025 due to a decrease in contractual net interest income on interest rate swaps and an increase in average borrowings, which were partially offset by a lower cost of funds.
Our effective cost of funds increased in the three months ended March 31, 2026 compared to the same period in 2025 due to a decrease in contractual net interest income on interest rate swaps, which was partially offset by a lower cost of funds.
In addition to changes caused by the underlying floating rate index, the amount of contractual net interest income or expense on interest rate swaps that we recognize has changed based on changes in the size and composition of our interest rate swap portfolio. We also use U.S. Treasury futures contracts, which do not earn or incur contractual interest, in lieu of certain interest rate swaps as an alternative way to help mitigate the potential impact of changing interest rates on our performance. See preceding discussion under “Gain (Loss) on Derivative Instruments, net” for details of our interest rate swap portfolio as of March 31, 2026 and December 31, 2025.
The following table reconciles net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods.

	Three Months Ended March 31,
	2026		2025
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	27,048	1.44%	18,821	0.99%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	21,578	1.61%	28,079	2.28%
Effective net interest income	48,626	3.05%	46,900	3.27%

Our effective net interest income increased in the three months ended March 31, 2026 compared to the same period in 2025 due to higher average earning assets and a lower cost of funds, which were partially offset by a decrease in contractual net interest income on interest rate swaps, higher average borrowings and lower average earning asset yields.
Our effective net interest rate margin decreased in the three months ended March 31, 2026 compared to the same period in 2025 due to a decrease in contractual net interest income on interest rate swaps and lower average earning asset yields, which were partially offset by a lower cost of funds.
Economic Debt-to-Equity Ratio
The table below shows our debt-to-equity ratio and our economic debt-to-equity ratio as of March 31, 2026 and December 31, 2025. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity.
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

	As of
$ in thousands	March 31, 2026	December 31, 2025
Repurchase agreements	5,339,373	5,619,255
Total stockholders' equity	876,354	797,544

Debt-to-equity ratio (1)	6.1	7.0
Economic debt-to-equity ratio (2)	7.5	7.0
(1)Debt-to-equity ratio is calculated as the ratio of total repurchase agreements to total stockholders' equity.
(2)Economic debt-to-equity ratio is calculated as the ratio of total repurchase agreements and TBAs at implied cost basis ($1.2 billion as of March 31, 2026; none as of December 31, 2025) to total stockholders' equity.

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
We held cash, cash equivalents and restricted cash of $190.9 million as of March 31, 2026 (March 31, 2025: $181.5 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $26.7 million for the three months ended March 31, 2026 (March 31, 2025: $19.3 million).
Our investing activities provided net cash of $195.0 million for the three months ended March 31, 2026 compared to net cash used by investing activities of $516.5 million for the three months ended March 31, 2025. We used cash of $228.9 million to purchase MBS for the three months ended March 31, 2026 (March 31, 2025: $884.4 million). We posted cash variation margin of $25.0 million on TBAs for the three months ended March 31, 2026 (March 31, 2025: received net cash of $525,000). Principal payments on MBS provided cash of $214.0 million (March 31, 2025: $95.3 million).We also generated $211.5 million in proceeds from sales of MBS for the three months ended March 31, 2026 (March 31, 2025: $373.6 million) and received net cash of $23.3 million to settle derivative contracts for the three months ended March 31, 2026 (March 31, 2025: cash used of $101.5 million).
Our financing activities used net cash of $197.2 million for the three months ended March 31, 2026 compared to net cash provided of $467.8 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, we used net cash for repayments on our repurchase agreements of $279.9 million (March 31, 2025: received net cash from repurchase agreements of $460.6 million). Proceeds from issuance of common stock provided $133.6 million for the three months ended March 31, 2026 (March 31, 2025: $36.1 million).We also paid dividends of $48.6 million for the three months ended March 31, 2026 (March 31, 2025: $28.0 million).
As of March 31, 2026, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.3% for Agency RMBS and 4.9% for Agency CMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS and a low of 4% to a high of 5% for Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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

Our interest rate swaps and U.S. Treasury futures contracts require us to post initial margin and daily variation margin based on subsequent changes in their fair value. Daily variation margin requirements also entitle us to receive collateral from our counterparties if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. Our TBAs also include provisions for the posting or receipt of variation margin based on changes in fair value.
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
Forward-Looking Statements Regarding Liquidity
As of March 31, 2026, we held $5.6 billion of Agency securities that are financed by repurchase agreements. We also had approximately $440.5 million of unencumbered investments and unrestricted cash of $52.6 million as of March 31, 2026. As of March 31, 2026, our known contractual obligations primarily consisted of $5.3 billion of repurchase agreement borrowings with a weighted average remaining maturity of 30 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities. Additionally, we had TBAs with an implied cost basis of $1.2 billion as of March 31, 2026. Under certain market conditions, it may be uneconomical for us to roll our TBA long positions into future months. This may result in us being required to take delivery of the underlying securities and fund those securities using cash or other financing sources, potentially reducing our liquidity.
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

Exposure to Financial Counterparties
We finance a substantial portion of our investment portfolio through repurchase agreements. Under these agreements, we pledge assets from our investment portfolio as collateral. Additionally, certain counterparties may require us to provide additional collateral in the event the market value of the assets declines to maintain a contractual repurchase agreement collateral ratio. If a counterparty were to default on its obligations, we would be exposed to potential losses to the extent the fair value of collateral pledged by us to the counterparty, including any accrued interest receivable on such collateral, exceeded the amount loaned to us by the counterparty plus interest due to the counterparty. As of March 31, 2026, no counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than 5% of our stockholders' equity.
The following table summarizes our exposure to counterparties by geographic concentration as of March 31, 2026. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	15	3,490,227	170,413
Asia	3	665,423	34,436
Europe (excluding United Kingdom)	2	631,345	31,205
United Kingdom	1	552,378	24,421
Total	21	5,339,373	260,475
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended March 31, 2026, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2026.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of March 31, 2026, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
For additional discussion of market risk, see Part I. Item 1 - Risk Factors of our annual report on Form 10-K for the year ended December 31, 2025.
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
Interest Rate Effects on Fair Value
Another component of interest rate risk is the effect that changes in interest rates will have on the market value of the assets that we acquire. Generally, in a rising interest rate environment, the estimated market value of these securities would be expected to decrease; conversely, in a falling interest rate environment, the estimated market value of these securities would be expected to increase. We face the risk that the market value of our assets will increase or decrease at different rates than those of our liabilities, including our hedging instruments
We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration values for the same securities.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive instruments and book value per common share as of March 31, 2026 and December 31, 2025. When evaluating the impact of changes in interest rates, prepayment assumptions are adjusted based on our Manager’s expectations. The analysis presented utilizes assumptions, models and estimates of our Manager based on our Manager’s judgment and experience. Additionally, we actively manage the size and composition of our portfolio, which includes hedging instruments, which can result in material changes to our interest rate risk profile.

	As of March 31, 2026		As of December 31, 2025
Change in Interest Rates	Estimated Percentage Change in Market Value(1)	Estimated Percentage Change in Book Value per Common Share	Estimated Percentage Change in Market Value(1)	Estimated Percentage Change in Book Value per Common Share
+1.00%	(1.18)%	(12.61)%	(1.20)%	(12.58)%
+0.50%	(0.46)%	(4.93)%	(0.46)%	(4.87)%
-0.50%	0.03%	0.31%	0.01%	0.11%
-1.00%	(0.51)%	(5.48)%	(0.53)%	(5.55)%
(1)Estimated percentage change in market value consists of changes in the fair value of MBS, changes in the implied market value of TBAs and changes in the clean price of interest rate swaps and U.S. Treasury futures contracts.
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The information set forth in the interest rate sensitivity table above and all related disclosures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous change in Agency MBS spreads, up and down 10 and 20 basis points, on the market value of our investments and our book value per common share as of March 31, 2026 and December 31, 2025. Sensitivity to changes in Agency MBS spreads is derived from models that are dependent on various assumptions. Our investments' sensitivity to Agency MBS spread changes will vary with changes in interest rates and the size and composition of our investment portfolio. The estimated impact of changes in spreads is independent of the interest rate sensitivity table presented above.

	As of March 31, 2026		As of December 31, 2025
Change in Agency MBS Spreads	Estimated Percentage Change in Market Value(1)	Estimated Percentage Change in Book Value per Common Share	Estimated Percentage Change in Market Value(1)	Estimated Percentage Change in Book Value per Common Share
+0.20%	(0.98)%	(10.04)%	(0.95)%	(9.54)%
+0.10%	(0.49)%	(5.04)%	(0.48)%	(4.79)%
-0.10%	0.50%	5.09%	0.48%	4.83%
-0.20%	1.00%	10.22%	0.97%	9.71%
(1)Estimated percentage change in market value consists of changes in the fair value of MBS and changes in the implied market value of TBAs.
The information set forth in the spread sensitivity table above and all related disclosures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing spread sensitivity table.
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
Liquidity Risk
We engage in a variety of liquidity management techniques to mitigate the risk of volatility in the marketplace, which may bring significant security price fluctuations, associated margin calls, changing cash needs, and variability in counterparty financing terms. We perform statistical analysis to measure and quantify our required liquidity needs under multiple scenarios and time horizons. In volatile market conditions, margin call risk is elevated and our operating results and financial condition may be materially impacted. Liquidity in the form of cash, unencumbered assets and future cash flows is consistently monitored and evaluated versus internal targets. One such measure that we use to monitor our liquidity is unrestricted cash and unencumbered investments, which consists of cash and cash equivalents as reported in our consolidated balance sheets and investments that have not been pledged as collateral for repurchase agreement borrowings.
ITEM 4.     CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any such legal proceedings.
ITEM 1A.     RISK FACTORS.
There were no material changes during the periods covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 23, 2026. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following tables sets forth information with respect to our repurchases of Series C Preferred Stock during the three months ended March 31, 2026.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at end of period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 to January 31, 2026	33,765	24.85	33,765	320,366
February 1, 2026 to February 28, 2026	10,211	24.91	10,211	310,155
March 1, 2026 to March 31, 2026	20,712	24.03	20,712	289,443
	64,688	24.60	64,688
(1)In May 2022, our board of directors approved a share repurchase program under which we may purchase up to 5,000,000 shares of our Series C Preferred Stock with no stated expiration date. The shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including under a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Series C Preferred Stock Dividends
On May 5, 2026, we declared a Series C Preferred Stock dividend of $0.46875 per share payable on June 29, 2026 to our stockholders of record at the close of business on June 5, 2026.

ITEM 6.     EXHIBITS.
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO MORTGAGE CAPITAL INC.

May 6, 2026	By:	/s/ Kevin Collins
Kevin Collins
Chief Executive Officer

May 6, 2026	By:	/s/ Mark Gregson
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

3.4	Articles of Amendment of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

3.5	Articles of Amendment of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on June 3, 2022).

3.6	Articles of Amendment (Authorized shares) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 9, 2024).

3.7	Amended and Restated Bylaws of Invesco Mortgage Capital Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 17, 2017).

10.1
Equity Distribution Agreement, dated February 23, 2026 among the Company, the Operating Partnership, its Manager and the Placement Agents (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed with the SEC on February 23, 2026).

31.1*	Certification of Kevin Collins pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark Gregson pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Kevin Collins pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Mark Gregson pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
*Filed herewith
**Furnished herewith