Form 10-Q
period 2026-09-30
Invesco Mortgage Capital Inc.
filed 2026-11-06
CIK 1437071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 31, 2026, there were 109,103,682 outstanding shares of common stock of Invesco Mortgage Capital Inc.

INVESCO MORTGAGE CAPITAL INC.

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025	2

	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2026; June 30, 2026; September 30, 2026; March 31, 2025; June 30, 2025 and September 30, 2025	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	45

PART II OTHER INFORMATION		46

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

PART I
ITEM 1.     FINANCIAL STATEMENTS
INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
$ in thousands, except share amounts	September 30, 2026	December 31, 2025
ASSETS
Mortgage-backed securities, at fair value (including pledged securities of $7,120,811 and $5,879,318, respectively)	7,306,996	6,276,609
Cash and cash equivalents	215,078	56,040
Restricted cash	211,453	110,391
Due from counterparties	13,648	—
Investment related receivable	33,099	27,848
Derivative assets, at fair value	13,845	4,412
Other assets	684	594
Total assets	7,794,803	6,475,894
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	6,842,947	5,619,255
Derivative liabilities, at fair value	15,491	—
Dividends payable	13,092	25,845
Accrued interest payable	13,791	28,664
Accounts payable and accrued expenses	2,212	1,580
Due to affiliate	3,902	3,006
Total liabilities	6,891,435	5,678,350
Commitments and contingencies (See Note 12):
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized:
7.50% Fixed-to-Floating Series C Cumulative Redeemable Preferred Stock: 6,724,806 and 6,854,131 shares issued and outstanding, respectively ($168,120 and $171,353 aggregate liquidation preference, respectively)	162,628	165,756
Common Stock, par value $0.01 per share; 134,000,000 shares authorized; 109,103,682 and 71,790,532 shares issued and outstanding, respectively	1,091	718
Additional paid in capital	4,512,341	4,209,977
Retained earnings (distributions in excess of earnings)	(3,772,692)	(3,578,907)
Total stockholders’ equity	903,368	797,544
Total liabilities and stockholders' equity	7,794,803	6,475,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2026	2025	2026	2025
Interest income	98,961	72,916	264,010	217,386
Interest expense	65,035	55,302	172,936	163,222
Net interest income	33,926	17,614	91,074	54,164
Other income (loss)
Gain (loss) on investments, net	(402,062)	49,540	(478,228)	126,430
Gain (loss) on derivative instruments, net	277,682	(9,218)	322,145	(116,813)
Total other income (loss)	(124,380)	40,322	(156,083)	9,617
Expenses
Management fee – related party	3,626	2,662	9,929	8,489
General and administrative	1,557	1,803	5,599	5,507
Total expenses	5,183	4,465	15,528	13,996
Net income (loss)	(95,637)	53,471	(80,537)	49,785
Dividends to preferred stockholders	(3,153)	(3,261)	(9,508)	(9,899)
Gain (loss) on repurchase and retirement of preferred stock	(7)	(2)	(31)	44
Net income (loss) attributable to common stockholders	(98,797)	50,208	(90,076)	39,930

Other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	—	—	229
Reclassification of unrealized (gain) loss on sale of mortgage-backed securities to gain (loss) on investments, net	—	—	—	(402)
Total other comprehensive income (loss)	—	—	—	(173)
Comprehensive income (loss) attributable to common stockholders	(98,797)	50,208	(90,076)	39,757

Earnings (loss) per share
Net income (loss) attributable to common stockholders
Basic	(0.92)	0.74	(0.95)	0.61
Diluted	(0.92)	0.74	(0.95)	0.61

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2026; June 30, 2026 and September 30, 2026
(Unaudited)

					Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in excess of earnings)	Total Stockholders’ Equity
	Series C Preferred Stock
$ in thousands, except share amounts			Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	6,854,131	165,756	71,790,532	718	4,209,977	—	(3,578,907)	797,544
Net income (loss)	—	—	—	—	—	—	(19,904)	(19,904)
Proceeds from issuance of common stock, net of offering costs	—	—	15,694,589	157	133,231	—	—	133,388
Stock awards	—	—	851	—	—	—	—	—
Repurchase and retirement of preferred stock	(64,688)	(1,565)	—	—	—	—	(27)	(1,592)
Common stock dividends	—	—	—	—	—	—	(30,049)	(30,049)
Preferred stock dividends	—	—	—	—	—	—	(3,190)	(3,190)
Amortization of equity-based compensation	—	—	—	—	157	—	—	157
Balance as of March 31, 2026	6,789,443	164,191	87,485,972	875	4,343,365	—	(3,632,077)	876,354
Net income (loss)	—	—	—	—	—	—	35,004	35,004
Proceeds from issuance of common stock, net of offering costs	—	—	14,847,506	148	117,706	—	—	117,854
Stock awards	—	—	52,628	1	—	—	—	1
Repurchase and retirement of preferred stock	(47,222)	(1,142)	—	—	—	—	3	(1,139)
Common stock dividends	—	—	—	—	—	—	(34,713)	(34,713)
Preferred stock dividends	—	—	—	—	—	—	(3,165)	(3,165)
Amortization of equity-based compensation	—	—	—	—	125	—	—	125
Balance as of June 30, 2026	6,742,221	163,049	102,386,106	1,024	4,461,196	—	(3,634,948)	990,321
Net income (loss)	—	—	—	—	—	—	(95,637)	(95,637)
Proceeds from issuance of common stock, net of offering costs	—	—	6,706,923	67	51,016	—	—	51,083
Stock awards	—	—	10,653	—	—	—	—	—
Repurchase and retirement of preferred stock	(17,415)	(421)	—	—	—	—	(7)	(428)
Common stock dividends	—	—	—	—	—	—	(38,947)	(38,947)
Preferred stock dividends	—	—	—	—	—	—	(3,153)	(3,153)
Amortization of equity-based compensation	—	—	—	—	129	—	—	129
Balance as of September 30, 2026	6,724,806	162,628	109,103,682	1,091	4,512,341	—	(3,772,692)	903,368

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

INVESCO MORTGAGE CAPITAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2026	2025
Cash Flows from Operating Activities
Net income (loss)	(80,537)	49,785
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and (discounts), net	(3,913)	(4,771)
Realized and unrealized (gain) loss on derivative instruments, net	(259,860)	202,661
(Gain) loss on investments, net	478,228	(126,430)
Other amortization	412	519
Changes in operating assets and liabilities:
(Increase) decrease in operating assets	(5,345)	(2,004)
Increase (decrease) in operating liabilities	(13,574)	(22,484)
Net cash provided by (used in) operating activities	115,411	97,276
Cash Flows from Investing Activities
Purchase of mortgage-backed securities	(2,639,948)	(1,997,847)
Principal payments from mortgage-backed securities	601,762	364,750
Proceeds from sale of mortgage-backed securities	533,484	1,458,335
Net settlement (termination) of derivative instruments	265,918	(198,313)
Net change in due from counterparties and collateral held payable on derivative instruments	(13,648)	580
Net cash provided by (used in) investing activities	(1,252,432)	(372,495)
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	302,558	74,329
Repurchase of preferred stock	(3,159)	(6,635)
Proceeds from repurchase agreements	48,688,889	38,471,124
Principal repayments of repurchase agreements	(47,465,197)	(38,215,001)
Net change in due from counterparties and collateral held payable on repurchase agreements	—	797
Payments of dividends	(125,970)	(79,556)
Net cash provided by (used in) financing activities	1,397,121	245,058
Net change in cash, cash equivalents and restricted cash	260,100	(30,161)
Cash, cash equivalents and restricted cash, beginning of period	166,431	210,881
Cash, cash equivalents and restricted cash, end of period	426,531	180,720
Supplement Disclosure of Cash Flow Information
Interest paid	187,809	186,819
Non-cash Investing and Financing Activities Information
Dividends declared not paid	13,092	24,121
Unsettled receivables recorded within investment related receivable	—	2,060

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
As of September 30, 2026, we were invested in:
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
Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and consolidate the financial statements of the Company and its controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. In 2026, we began presenting a single, continuous statement of comprehensive income (loss). Prior periods have been adjusted to reflect this presentation. Certain other reclassifications have been made to prior period amounts to conform to the current period presentation.
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

Note 3 – Mortgage-Backed Securities
The following tables summarize our MBS portfolio by asset type as of September 30, 2026 and December 31, 2025.

As of September 30, 2026
$ in thousands	Principal/ Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period-end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate pass-through	7,027,103	(97,203)	6,929,900	(304,083)	6,625,817	5.34%
Agency CMBS	723,383	(5,189)	718,194	(37,015)	681,179	4.68%
Total	7,750,486	(102,392)	7,648,094	(341,098)	7,306,996	5.28%

As of December 31, 2025
$ in thousands	Principal/Notional Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain/ (Loss), net	Fair Value	Period-end Weighted Average Yield (1)
Agency RMBS:
30 year fixed-rate pass-through	5,223,764	(33,396)	5,190,368	118,792	5,309,160	5.46%
Agency CMO (2)	484,974	(424,405)	60,569	8,751	69,320	9.18%
Agency CMBS	898,047	(6,317)	891,730	6,399	898,129	4.62%
Total	6,606,785	(464,118)	6,142,667	133,942	6,276,609	5.37%
(1)Period-end weighted average yield is based on amortized cost as of September 30, 2026 and December 31, 2025 and incorporates future prepayment assumptions when appropriate. Total represents period-end weighted average yield of all mortgage-backed securities.
(2)All Agency collateralized mortgage obligations (“Agency CMO”) are interest-only securities.

We have elected the fair value option for all of our MBS held as of September 30, 2026 and December 31, 2025. We believe the fair value option election more appropriately reflects the results of our operations because MBS fair value changes are accounted for in the same manner as fair value changes in economic hedging instruments.

The components of the carrying value of our MBS portfolio as of September 30, 2026 and December 31, 2025 are presented below. Accrued interest receivable on our MBS portfolio is recorded within investment related receivable on our condensed consolidated balance sheets.

	As of
	September 30, 2026			December 31, 2025
$ in thousands	MBS	Interest-Only Securities	Total	MBS	Interest-Only Securities	Total
Principal/notional balance	7,750,486	—	7,750,486	6,121,811	484,974	6,606,785
Unamortized premium	40,782	—	40,782	39,890	—	39,890
Unamortized discount	(143,174)	—	(143,174)	(79,603)	(424,405)	(504,008)
Gross unrealized gains	480	—	480	130,576	8,794	139,370
Gross unrealized losses	(341,578)	—	(341,578)	(5,385)	(43)	(5,428)
Fair value	7,306,996	—	7,306,996	6,207,289	69,320	6,276,609
The following table summarizes our MBS portfolio according to estimated weighted average life classifications as of September 30, 2026 and December 31, 2025.

	As of
$ in thousands	September 30, 2026	December 31, 2025
Greater than one year and less than five years	—	2,031,058
Greater than or equal to five years	7,306,996	4,245,551
Total	7,306,996	6,276,609

The following table summarizes the components of our total gain (loss) on investments, net for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Gross realized gains on sale of MBS	6,970	1,304	7,646	6,474
Gross realized losses on sale of MBS	(10,601)	(82)	(10,834)	(8,891)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(398,431)	48,318	(475,040)	128,847
Total gain (loss) on investments, net	(402,062)	49,540	(478,228)	126,430
The following tables present components of interest income recognized for the three and nine months ended September 30, 2026 and 2025.
For the three months ended September 30, 2026

$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency RMBS	88,166	110	88,276
Agency CMBS	10,410	102	10,512
Other (inclusive of interest earned on cash balances)	173	—	173
Total	98,749	212	98,961
For the three months ended September 30, 2025

$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency RMBS	62,769	(386)	62,383
Agency CMBS	10,251	117	10,368
Other (inclusive of interest earned on cash balances)	165	—	165
Total	73,185	(269)	72,916
For the nine months ended September 30, 2026

$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency RMBS	234,606	(2,200)	232,406
Agency CMBS	30,017	934	30,951
Other (inclusive of interest earned on cash balances)	653	—	653
Total	265,276	(1,266)	264,010
For the nine months ended September 30, 2025

$ in thousands	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income
Agency RMBS	186,633	(727)	185,906
Agency CMBS	30,292	326	30,618
Non-Agency CMBS	77	—	77
Non-Agency RMBS	296	(12)	284
Other (inclusive of interest earned on cash balances)	501	—	501
Total	217,799	(413)	217,386

Note 4 – Borrowings
We finance the majority of our investment portfolio through repurchase agreements. Our repurchase agreements bear interest at a contractually agreed upon rate and generally have maturities ranging from one to six months. We account for our repurchase agreements as secured borrowings since we maintain effective control of the financed assets. Our repurchase agreements are subject to certain financial covenants. We were in compliance with all of these covenants as of September 30, 2026 and December 31, 2025.
The following table summarizes certain characteristics of our borrowings as of September 30, 2026 and December 31, 2025. Refer to Note 5 - “Collateral Positions” for collateral pledged and held under our repurchase agreements.

	As of
$ in thousands	September 30, 2026			December 31, 2025
	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Repurchase agreements - Agency RMBS	6,182,973	3.97%	19	4,758,568	4.04%	24
Repurchase agreements - Agency CMBS	659,974	4.00%	26	860,687	4.04%	20
Total borrowings	6,842,947	3.97%	20	5,619,255	4.04%	23

Note 5 – Collateral Positions
The following table summarizes the fair value of collateral that we pledged and held under our repurchase agreements and derivative instruments as of September 30, 2026 and December 31, 2025. Refer to Note 2 - “Summary of Significant Accounting Policies - Fair Value Measurements” of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of how we determine fair value. Agency RMBS and Agency CMBS collateral pledged is included in mortgage-backed securities on our condensed consolidated balance sheets. Cash collateral pledged on centrally cleared interest rate swaps and U.S. Treasury futures contracts is classified as restricted cash on our condensed consolidated balance sheets. Cash collateral pledged on repurchase agreements and to-be-announced securities forward contracts (“TBAs”) accounted for as derivatives is classified as due from counterparties on our condensed consolidated balance sheets.
Cash collateral held that is not restricted for use is included in cash and cash equivalents on our condensed consolidated balance sheets and the liability to return the collateral is included in collateral held payable. Non-cash collateral held is only recognized if the counterparty defaults or if we sell the pledged collateral. As of September 30, 2026 and December 31, 2025, we did not hold any cash or non-cash collateral.

$ in thousands	As of
Collateral pledged	September 30, 2026	December 31, 2025
Repurchase agreements:
Agency RMBS	6,439,632	4,981,189
Agency CMBS	681,179	898,129
Total repurchase agreements collateral pledged	7,120,811	5,879,318
Derivative instruments:
Cash	13,648	—
Restricted cash	211,453	110,391
Total derivative instruments collateral pledged	225,101	110,391

Total collateral pledged:
Mortgage-backed securities	7,120,811	5,879,318
Cash	13,648	—
Restricted cash	211,453	110,391
Total collateral pledged	7,345,912	5,989,709
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
The ratio of our total repurchase agreements collateral pledged to our total repurchase agreements outstanding was 104% as of September 30, 2026 (December 31, 2025: 105%) based on the fair value of the securities as reported in our condensed consolidated balance sheets.
Interest Rate Swaps
As of September 30, 2026 and December 31, 2025, all of our interest rate swaps were centrally cleared by the Chicago Mercantile Exchange (“CME”), a registered clearing organization, through a Futures Commission Merchant (“FCM”). We are required to pledge initial margin and daily variation margin for our centrally cleared interest rate swaps that is based on the fair value of our contracts as determined by our FCM. Collateral pledged with our FCM is segregated in our books and records and can be in the form of cash or securities. Daily variation margin for centrally cleared interest rate swaps is characterized as settlement of the derivative itself rather than collateral and is recorded as gain (loss) on derivative instruments, net in our condensed consolidated statements of comprehensive income (loss). Certain of our FCM agreements include cross default provisions.

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
Note 6 – Derivatives and Hedging Activities
The following table summarizes changes in the notional amount of our derivative instruments during 2026.

$ in thousands	Notional Amount as of December 31, 2025	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2026
Interest rate swaps	3,820,000	3,020,000	(1,655,000)	5,185,000
U.S. Treasury futures contracts	1,090,000	4,650,000	(4,135,000)	1,605,000
TBA purchase contracts	—	16,775,000	(16,040,000)	735,000
TBA sale contracts	—	(16,100,000)	16,040,000	(60,000)
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
The following tables summarize certain characteristics of our interest rate swaps whereby we pay fixed interest rates and receive floating interest rates based on the secured overnight financing rate (“SOFR”) as of September 30, 2026 and December 31, 2025.

$ in thousands	As of September 30, 2026
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	1,200,000	1.52%	3.90%	1.6
3 to 5 years	1,330,000	1.58%	3.90%	4.1
5 to 7 years	600,000	3.71%	3.90%	6.4
7 to 10 years	925,000	4.16%	3.90%	9.3
Greater than 10 years	1,130,000	3.62%	3.90%	18.9
Total	5,185,000	2.72%	3.90%	7.9

$ in thousands	As of December 31, 2025
Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Less than 3 years	2,155,000	1.21%	3.87%	1.4
3 to 5 years	950,000	0.54%	3.87%	4.6
7 to 10 years	305,000	4.12%	3.87%	9.1
Greater than 10 years	410,000	1.83%	3.87%	17.9
Total	3,820,000	1.34%	3.87%	4.6
U.S. Treasury Futures Contracts
We use U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on our performance. The table below presents certain details of our U.S. Treasury futures contracts as of September 30, 2026 and December 31, 2025.

	As of
	September 30, 2026	December 31, 2025
$ in thousands	Notional Amount - Short	Notional Amount - Short
10 year U.S. Treasury futures	740,000	420,000
Ultra 10 year U.S. Treasury futures	525,000	455,000
30 year U.S. Treasury futures	340,000	215,000
Total	1,605,000	1,090,000
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
The table below presents certain characteristics of our TBAs accounted for as derivatives as of September 30, 2026. We did not have any TBAs outstanding as of December 31, 2025.

$ in thousands	As of September 30, 2026
	Notional Amount	Implied Cost Basis	Implied Market Value	Net Carrying Value - Asset (Liability) (1)
TBA purchase contracts (2)	735,000	732,748	717,257	(15,491)
TBA sale contracts (3)	(60,000)	(58,612)	(57,363)	1,249
Net TBA derivatives	675,000	674,136	659,894	(14,242)

(1)Derivative assets and derivative liabilities related to TBAs are presented on a gross basis on the condensed consolidated balance sheets.
(2)Net carrying value of TBA purchase contracts includes no derivative assets and $15.5 million of derivative liabilities.
(3)Net carrying value of TBA sale contracts includes $1.2 million of derivative assets and no derivative liabilities.

Tabular Disclosure of the Effect of Derivative Instruments on the Balance Sheets
The table below presents the fair value of our derivative financial instruments, as well as their classification on our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.
$ in thousands

Derivative Assets			Derivative Liabilities
	As of			As of
	September 30, 2026	December 31, 2025		September 30, 2026	December 31, 2025
Balance Sheet	Fair Value	Fair Value	Balance Sheet	Fair Value	Fair Value
Interest rate swaps asset	7,400	2,235	Interest rate swaps liability	—	—
U.S. Treasury futures contracts	5,196	2,177	U.S. Treasury futures contracts	—	—
TBAs	1,249	—	TBAs	15,491	—
Total derivative assets	13,845	4,412	Total derivative liabilities	15,491	—
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The following tables summarize the effect of interest rate swaps, U.S. Treasury futures contracts and TBAs reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025.

$ in thousands	Three Months Ended September 30, 2026
Derivatives Not Designated as Hedging Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	183,015	19,950	(1,515)	201,450
U.S. Treasury futures contracts	107,227	—	(52)	107,175
TBAs	(15,236)	—	(15,707)	(30,943)
Total	275,006	19,950	(17,274)	277,682

$ in thousands	Three Months Ended September 30, 2025
Derivatives Not Designated as Hedging Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	(35,447)	29,138	5,714	(595)
U.S. Treasury futures contracts	(13,742)	—	5,119	(8,623)
Total	(49,189)	29,138	10,833	(9,218)

$ in thousands	Nine Months Ended September 30, 2026
Derivatives Not Designated as Hedging Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	181,603	62,285	5,165	249,053
U.S. Treasury futures contracts	111,808	—	3,019	114,827
TBAs	(27,493)	—	(14,242)	(41,735)
Total	265,918	62,285	(6,058)	322,145

$ in thousands	Nine Months Ended September 30, 2025
Derivatives Not Designated as Hedging Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	(148,022)	85,848	(2,229)	(64,403)
U.S. Treasury futures contracts	(52,258)	—	(2,725)	(54,983)
TBAs	1,967	—	606	2,573
Total	(198,313)	85,848	(4,348)	(116,813)

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
The following tables present information about the assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. The daily variation margin payments for centrally cleared interest rate swaps and U.S. Treasury futures contracts are characterized as settlement of the derivative itself rather than collateral. Our derivative assets of $7.4 million related to centrally cleared interest rate swaps and $5.2 million related to U.S. Treasury futures contracts as of September 30, 2026 (December 31, 2025: assets of $2.2 million related to centrally cleared interest rate swaps and $2.2 million related to U.S. Treasury futures contracts) are not included in the tables below as a result of this characterization of daily variation margin.
As of September 30, 2026

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivatives (1) (2)	1,249	—	1,249	(1,249)	—	—
Total assets	1,249	—	1,249	(1,249)	—	—

Liabilities
Derivatives (1) (2)	(15,491)	—	(15,491)	1,249	13,648	(594)
Repurchase agreements (3)	(6,842,947)	—	(6,842,947)	6,842,947	—	—
Total liabilities	(6,858,438)	—	(6,858,438)	6,844,196	13,648	(594)
As of December 31, 2025

				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets
$ in thousands	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Liabilities
Repurchase agreements (3)	(5,619,255)	—	(5,619,255)	5,619,255	—	—
Total liabilities	(5,619,255)	—	(5,619,255)	5,619,255	—	—
(1)Amounts represent derivative assets and derivative liabilities which could potentially be offset against other derivative assets, derivative liabilities and cash collateral pledged or received.
(2)Cash collateral pledged by us on our derivatives was $225.1 million as of September 30, 2026 (December 31, 2025: $110.4 million) of which $211.5 million relates to initial margin pledged on centrally cleared interest rate swaps and U.S. Treasury futures contracts (December 31, 2025: $110.4 million). Centrally cleared interest rate swaps and U.S. Treasury futures contracts are excluded from the tables above. We held no cash collateral on our derivatives as of September 30, 2026 and December 31, 2025.
(3)The fair value of securities pledged against our borrowings under repurchase agreements was $7.1 billion as of September 30, 2026 (December 31, 2025: $5.9 billion). We held no cash collateral under repurchase agreements as of September 30, 2026 and December 31, 2025. Gross amounts not offset are limited to the net amount of repurchase agreement liabilities presented sufficient to reduce the net amount to zero for each counterparty.

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
The following tables present our assets and liabilities measured at fair value on a recurring basis.

	As of September 30, 2026
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	7,306,996	—	7,306,996
Derivative assets (2)	5,196	8,649	—	13,845
Total assets	5,196	7,315,645	—	7,320,841
Liabilities:
Derivative liabilities (2)	—	15,491	—	15,491
Total liabilities	—	15,491	—	15,491

	As of December 31, 2025
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Mortgage-backed securities (1)	—	6,276,609	—	6,276,609
Derivative assets (2)	2,177	2,235	—	4,412
Total assets	2,177	6,278,844	—	6,281,021
(1)For more detail about the fair value of our MBS, refer to Note 3 - “Mortgage-Backed Securities”.
(2)Derivative assets and derivative liabilities include U.S. Treasury futures contracts as Level 1 measurements and interest rate swaps and TBAs as Level 2 measurements.
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

	As of
	September 30, 2026		December 31, 2025
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities:
Repurchase agreements	6,842,947	6,842,866	5,619,255	5,619,716
Total	6,842,947	6,842,866	5,619,255	5,619,716
The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

Note 9 – Related Party Transactions
Our Manager is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the terms of our management agreement, our Manager and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees. Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is our Manager obligated to dedicate any specific portion of time to our business. The costs of support personnel provided by our Manager reimbursed or reimbursable by us for the three and nine months ended September 30, 2026 were $389,000 and $1.3 million, respectively (three and nine months ended September 30, 2025: $309,000 and $860,000).
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
The following table summarizes the costs incurred on our behalf by our Manager for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Incurred costs, prepaid or expensed	1,063	2,313	4,954	5,004
Incurred costs, charged or expected to be charged against equity as a cost of raising capital	195	165	334	165
Total incurred costs, originally paid by our Manager	1,258	2,478	5,288	5,169
Note 10 – Stockholders’ Equity
Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series C Preferred Stock. During the three and nine months ended September 30, 2026, we repurchased and retired 17,415 and 129,325 shares of Series C Preferred Stock, respectively (three and nine months ended September 30, 2025: 89,223 and 276,172 shares). As of September 30, 2026, we had authority to repurchase 224,806 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.
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
Common Stock
As of September 30, 2026, we had 15,285,982 shares of our common stock remaining available for sale from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. These shares are registered with the SEC under our shelf registration statement (as amended and/or supplemented). The table below shows issuances of our common stock under equity distribution agreements during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in ones, $ in thousands	2026	2025	2026	2025
Shares sold	6,706,923	4,638,385	37,249,018	9,133,192
Fees paid to placement agents	648	458	3,835	942
Cash proceeds, net of fees paid to placement agents (1)	51,151	36,145	302,892	74,376
(1)During the three and nine months ended September 30, 2026, we also paid other costs of $195,000 and $334,000, respectively, related to issuances of common stock (three and nine months ended September 30, 2025: $47,000).
During the three and nine months ended September 30, 2026 and 2025, we did not repurchase any shares of our common stock. As of September 30, 2026, we had authority to repurchase 1,816,359 shares of our common stock through our common stock share repurchase program.
Accumulated Other Comprehensive Income
Our other comprehensive income (loss) during the nine months ended September 30, 2025 related to gains and losses on MBS that were not accounted for under the fair value option. Gains and losses on MBS that are accounted for under the fair value option are recorded on our condensed consolidated statements of comprehensive income (loss) within “Gain (loss) on investments, net”.
Dividends
The tables below summarize the dividends we declared during the three and nine months ended September 30, 2026 and 2025.

$ in thousands, except per share amounts	Dividends Declared
Series C Preferred Stock	Per Share	In Aggregate
Three months ended September 30, 2026	0.46875	3,153
Nine months ended September 30, 2026	1.40625	9,508

Three months ended September 30, 2025	0.46875	3,261
Nine months ended September 30, 2025	1.40625	9,899

$ in thousands, except per share amounts	Dividends Declared
Common Stock	Per Share	In Aggregate
Three months ended September 30, 2026	0.36	38,947
Nine months ended September 30, 2026	1.08	103,709

Three months ended September 30, 2025	0.34	24,121
Nine months ended September 30, 2025	1.02	69,086

Note 11 – Earnings (Loss) per Common Share
Earnings (loss) per share for the three and nine months ended September 30, 2026 and 2025 is calculated as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2026	2025	2026	2025
Numerator (income)
Net income (loss) available to common stockholders	(98,797)	50,208	(90,076)	39,930

Denominator (weighted average shares)
Weighted average number of common shares outstanding - Basic	107,657	67,582	94,906	65,495
Effect of dilutive securities:
Restricted stock awards	—	1	—	1
Weighted average number of common shares outstanding - Diluted	107,657	67,583	94,906	65,496

Earnings (loss) per share
Net income (loss) attributable to common stockholders
Basic	(0.92)	0.74	(0.95)	0.61
Diluted	(0.92)	0.74	(0.95)	0.61
There were no antidilutive shares that were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2026 and 2025.
Note 12 – Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2026, we were not aware of any reported or unreported contingencies.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. We caution you not to rely unduly on any forward-looking statements and urge you to carefully consider the factors described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Report, which may be updated by subsequently filed quarterly reports on Form 10-Q or current reports on Form 8-K. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary
We are a Maryland corporation primarily focused on investing in, financing and managing mortgage-backed securities (“MBS”) and other mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends and secondarily through capital appreciation.
As of September 30, 2026, we were invested in:
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

Market Conditions and Impacts
Macroeconomic factors that affect our business include inflation, economic growth, employment conditions, public policy, fiscal and monetary policy, interest rates, interest rate volatility, financial conditions, residential and commercial real estate prices, credit availability, the health of the banking system, consumer spending, personal income and corporate earnings. Of these macroeconomic factors, financial conditions, inflation, employment conditions, monetary policy, interest rates and interest rate volatility had the most direct impact on our performance and financial condition during the third quarter of 2026.
Financial conditions tightened during the quarter as investors increasingly priced in more restrictive monetary policy amid resilient economic growth and persistent inflation. Rising energy prices and ongoing geopolitical tensions further contributed to a higher-for-longer interest rate outlook. Against this backdrop, equity markets remained supported by strong earnings, optimism surrounding AI-driven investment and productivity gains, and continued economic resilience. Credit markets generally remained constructive, although risk premiums widened modestly across some portions of the fixed income market as higher interest rates and increased volatility weighed on investor risk appetite.
Inflation remained notably above the Federal Reserve’s 2% target throughout the quarter. The year-over-year increase in the headline consumer price index (“CPI”) accelerated, rising from approximately 3.5% in June to 3.7% in September, driven in part by the impact of higher energy prices. The year-over-year change in core CPI, which excludes food and energy, was 2.6% in September, unchanged from June. Despite uncertainty around energy prices, future inflation expectations remained relatively well anchored. The two-year Treasury inflation-protected securities breakeven rate increased to approximately 2.50% at quarter-end from 2.00% at the end of the second quarter, while the five-year breakeven rate increased to 2.38% from 2.27%.
The Federal Open Market Committee (“FOMC”) maintained its target range for the Federal Funds rate at 3.50% to 3.75% in July before raising it by 25 basis points to 3.75% to 4.00% in September, citing resilient economic activity and inflation that remained above its long-term objective. Expectations for future monetary policy shifted meaningfully tighter during the quarter given resilient economic growth, persistent inflation, and rising energy prices.
Interest rates increased across the U.S. Treasury yield curve during the quarter as investors reassessed the outlook for inflation and monetary policy. The two-year U.S. Treasury yield increased by 72 basis points to 4.89%, the five-year yield rose by 86 basis points to 5.09%, and the ten-year yield rose by 81 basis points to 5.28%. Interest rate volatility also increased, rising modestly in the first two months of the quarter as geopolitical risks escalated before moving sharply higher in September given the more hawkish tone from the FOMC at their September meeting.
This macroeconomic backdrop weighed on investor risk appetite and contributed to materially wider Agency RMBS spreads and modestly wider Agency CMBS spreads. Agency RMBS supply and demand technicals weakened as higher interest rates and wider spreads led to notable selling from the levered community, while GSE, bank and money manager demand was subdued amid the volatile interest rate environment. In addition, net supply reached its seasonal peak, totaling $76 billion for the quarter despite limited refinancing activity and persistent housing affordability constraints. Specified pool pay-ups, which are the premiums paid over generic collateral for certain underlying loan characteristics, declined notably during the quarter as 30 year mortgage rates moved more than 90 basis points higher to end the quarter near 7.4%, reducing the value of prepayment protection. Positively, Agency CMBS exhibited notable stability throughout most of the quarter, only widening modestly at the end of the quarter as the relative value became less attractive given the significant widening in Agency RMBS.

Market Rates

	As of
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	One Quarter Change	One Year Change
Interest Rates
Effective federal funds rate	3.88%	3.62%	3.64%	3.64%	4.09%	0.26%	(0.21)%
One-month SOFR	3.90%	3.65%	3.66%	3.69%	4.13%	0.25%	(0.23)%

2 Year U.S. Treasury	4.89%	4.17%	3.80%	3.47%	3.60%	0.72%	1.29%
5 Year U.S. Treasury	5.09%	4.23%	3.94%	3.71%	3.73%	0.86%	1.36%
10 Year U.S. Treasury	5.28%	4.47%	4.31%	4.15%	4.15%	0.81%	1.13%
30 Year U.S. Treasury	5.63%	4.95%	4.89%	4.83%	4.73%	0.68%	0.90%

	As of
(in basis points)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	One Quarter Change	One Year Change
Swap Spreads (1)
2 year	(14)	(15)	(17)	(16)	(22)	1	8
5 year	(28)	(29)	(33)	(26)	(35)	1	7
10 year	(39)	(42)	(46)	(37)	(49)	3	10
30 year	(67)	(74)	(78)	(68)	(80)	7	13

30 Year Mortgage Spreads vs. 5/10 Year U.S. Treasury Securities Blend (2)
FNMA 2.0%	71	64	72	83	82	7	(11)
FNMA 2.5%	74	66	75	87	88	8	(14)
FNMA 3.0%	71	62	70	81	88	9	(17)
FNMA 3.5%	78	59	65	70	87	19	(9)
FNMA 4.0%	73	65	71	80	89	8	(16)
FNMA 4.5%	82	78	90	92	100	4	(18)
FNMA 5.0%	97	95	110	110	119	2	(22)
FNMA 5.5%	109	110	125	111	135	(1)	(26)
FNMA 6.0%	118	106	122	93	124	12	(6)
FNMA 6.5%	119	104	101	47	100	15	19

10 Year Agency CMBS Spreads vs. U.S. Treasury Securities (3)
FNMA DUS	42	34	38	46	44	8	(2)
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

Outlook
Our outlook for both Agency RMBS and Agency CMBS remains constructive. While uncertainty surrounding inflation, monetary policy, and geopolitical developments remains elevated, recent spread widening has enhanced the relative value and prospective return potential of both sectors. Looking ahead, we believe Agency RMBS is well positioned to benefit from increased participation by GSEs, banks, money managers, and other institutional investors as compelling risk-adjusted returns continue to attract capital. Agency CMBS also remains attractive, supported by elevated yields, stable cash flow characteristics, and meaningful diversification benefits.
We believe an eventual de-escalation of geopolitical tensions in the Middle East, coupled with moderation in interest rate volatility, could provide an additional tailwind for our target assets. Until then, we remain focused on maintaining prudent leverage, ample liquidity, and strategic portfolio diversification. We believe our measured approach positions us well to navigate uncertainty while seeking to deliver attractive risk-adjusted returns and create long-term shareholder value.
Investment Activities
The table below shows the composition of our investment portfolio including TBAs as of September 30, 2026, December 31, 2025 and September 30, 2025.

$ in thousands	As of
	September 30, 2026	December 31, 2025	September 30, 2025
Agency RMBS:
30 year fixed-rate pass-through, at fair value	6,625,817	5,309,160	4,778,759
Agency CMO, at fair value	—	69,320	70,960
Agency CMBS, at fair value	681,179	898,129	899,519
Subtotal	7,306,996	6,276,609	5,749,238
TBAs, at implied market value (1)	659,894	—	—
Total investment portfolio including TBAs	7,966,890	6,276,609	5,749,238
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

As of September 30, 2026, our holdings of 30 year fixed-rate Agency RMBS represented approximately 83% of our total investment portfolio including TBAs, compared to 85% as of December 31, 2025 and 83% as of September 30, 2025. Our 30 year fixed-rate Agency RMBS holdings as of September 30, 2026, December 31, 2025 and September 30, 2025 consisted of specified pools with coupon distributions as shown in the table below.

	As of
	September 30, 2026			December 31, 2025			September 30, 2025
$ in thousands	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield	Fair Value	Percentage	Period-end Weighted Average Yield
2.5%	39,229	0.6%	4.42%	—	—%	—%	—	—%	—%
3.0%	141,913	2.1%	4.54%	—	—%	—%	—	—%	—%
4.5%	1,180,562	17.8%	4.87%	785,584	14.8%	4.89%	745,869	15.6%	4.91%
5.0%	1,996,091	30.1%	5.20%	1,486,801	28.0%	5.20%	1,238,419	25.9%	5.24%
5.5%	1,958,635	29.6%	5.48%	1,534,654	28.9%	5.51%	1,224,244	25.6%	5.56%
6.0%	1,309,387	19.8%	5.91%	1,283,242	24.2%	5.93%	1,340,686	28.1%	5.93%
6.5%	—	—%	—%	218,879	4.1%	6.14%	229,541	4.8%	6.14%
Total 30 year fixed-rate Agency RMBS	6,625,817	100.0%	5.34%	5,309,160	100.0%	5.46%	4,778,759	100.0%	5.51%

Our holdings of 30 year fixed-rate Agency RMBS are focused in specified pools with attractive prepayment profiles. We seek to capitalize on the impact of prepayments on our investment portfolio by purchasing specified pools with characteristics that optimize borrower incentive to prepay for both our premium and discount priced investments. The table below shows the specified pool characteristics of our 30 year fixed-rate Agency RMBS holdings as of September 30, 2026, December 31, 2025 and September 30, 2025.

	As of
	September 30, 2026		December 31, 2025		September 30, 2025
$ in thousands	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
Specified pool characteristic:
Geographic location	1,273,786	19.2%	942,347	17.7%	791,587	16.6%
Loan balance	2,074,773	31.3%	2,111,999	39.8%	1,979,169	41.4%
High loan-to-value ratio	1,543,857	23.3%	870,125	16.4%	748,964	15.7%
Low credit score	1,575,401	23.8%	1,384,689	26.1%	1,259,039	26.3%
Other	158,000	2.4%	—	—%	—	—%
Total 30 year fixed-rate Agency RMBS	6,625,817	100.0%	5,309,160	100.0%	4,778,759	100.0%

As of September 30, 2026, our holdings of TBAs represented approximately 8% of our total investment portfolio. We did not have any TBAs outstanding as of September 30, 2025 and December 31, 2025. We increased our allocation to TBAs during 2026 given attractive implied financing rates in the Agency RMBS TBA dollar roll market. Our TBA holdings as of September 30, 2026 consisted of 30 year Agency RMBS TBAs with coupon distributions as shown in the table below.

	As of
	September 30, 2026
$ in thousands	Implied Market Value	Percentage
5.5%	157,748	23.9%
6.0%	441,847	67.0%
6.5%	60,299	9.1%
Total TBAs	659,894	100.0%
As of September 30, 2026, our holdings of Agency CMBS represented approximately 9% of our total investment portfolio including TBAs, compared to 14% as of December 31, 2025 and 16% as of September 30, 2025. These securities offer attractive risk-adjusted yields and diversification benefits. Further, the hedging costs associated with these holdings are economical as Agency CMBS is less sensitive to interest rate risk given prepayment protection and scheduled balloon maturity payments. As of September 30, 2026, approximately 87% of our Agency CMBS holdings were Fannie Mae DUS and 13% were Freddie Mac Multifamily Participation Certificates.
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

$ in thousands	Collateralized Borrowings Under Repurchase Agreements
Quarter Ended	Quarter-end balance	Average Quarterly Balance (1)	Maximum Balance (2)
September 30, 2025	5,150,081	4,889,782	5,150,081
December 31, 2025	5,619,255	5,393,719	5,619,255
March 31, 2026	5,339,373	5,367,463	5,404,619
June 30, 2026	6,210,403	5,927,725	6,210,403
September 30, 2026	6,842,947	6,754,709	6,922,523
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
We actively manage our interest rate swap portfolio as the size and composition of our investment portfolio changes. During the nine months ended September 30, 2026, we entered into interest rate swaps with a notional amount of $3.0 billion and terminated or settled interest rate swaps with a notional amount of $1.7 billion.
We also use U.S. Treasury futures contracts as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. During the nine months ended September 30, 2026, we entered into U.S. Treasury futures contracts with a notional amount of $4.7 billion and terminated or settled U.S. Treasury futures contracts with a notional amount of $4.1 billion.

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
Capital Activities
As of September 30, 2026, we had 15,285,982 shares of our common stock remaining available for sale from time to time in at-the-market or privately negotiated transactions under our equity distribution agreement with placement agents. The table below shows issuances of our common stock under equity distribution agreements during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in ones, $ in thousands	2026	2025	2026	2025
Shares sold	6,706,923	4,638,385	37,249,018	9,133,192
Fees paid to placement agents	648	458	3,835	942
Cash proceeds, net of fees paid to placement agents (1)	51,151	36,145	302,892	74,376
(1)During the three and nine months ended September 30, 2026, we also paid other costs of $195,000 and $334,000, respectively, related to issuances of common stock (three and nine months ended September 30, 2025: $47,000).
For information on dividends declared during the three and nine months ended September 30, 2026 and 2025, see Note 10 - “Stockholders' Equity” of our condensed consolidated financial statements in Part I. Item 1 of this quarterly report on Form 10-Q.
During the nine months ended September 30, 2026, we did not repurchase any shares of our common stock.
In May 2022, our board of directors approved a share repurchase program for our Series C Preferred Stock. During the three and nine months ended September 30, 2026, we repurchased and retired 17,415 and 129,325 shares of Series C Preferred Stock, respectively (three and nine months ended September 30, 2025: 89,223 and 276,172 shares). As of September 30, 2026, we had authority to repurchase 224,806 additional shares of our Series C Preferred Stock under the current preferred stock share repurchase program.
Book Value per Common Share
We calculate book value per common share as follows:

	As of
In thousands except per share amounts	September 30, 2026	December 31, 2025
Numerator (adjusted equity):
Total equity	903,368	797,544
Less: Liquidation preference of Series C Preferred Stock	(168,120)	(171,353)
Total adjusted equity	735,248	626,191

Denominator (number of shares):
Common stock outstanding	109,104	71,791

Book value per common share	6.74	8.72
Our book value per common share decreased 22.7% as of September 30, 2026 compared to December 31, 2025. The decrease in our book value per common share was primarily due to unrealized losses on investments, dividends declared and expenses, which were partially offset by net interest income and gains on derivative instruments.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our most recent Form 10-K for the year ended December 31, 2025.
Recent Accounting Standards
None.

Results of Operations
The table below presents information from our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share data	2026	2025	2026	2025
Interest income	98,961	72,916	264,010	217,386
Interest expense	65,035	55,302	172,936	163,222
Net interest income	33,926	17,614	91,074	54,164
Other income (loss)
Gain (loss) on investments, net	(402,062)	49,540	(478,228)	126,430
Gain (loss) on derivative instruments, net	277,682	(9,218)	322,145	(116,813)
Total other income (loss)	(124,380)	40,322	(156,083)	9,617
Expenses
Management fee – related party	3,626	2,662	9,929	8,489
General and administrative	1,557	1,803	5,599	5,507
Total expenses	5,183	4,465	15,528	13,996
Net income (loss)	(95,637)	53,471	(80,537)	49,785
Dividends to preferred stockholders	(3,153)	(3,261)	(9,508)	(9,899)
Gain (loss) on repurchase and retirement of preferred stock	(7)	(2)	(31)	44
Net income (loss) attributable to common stockholders	(98,797)	50,208	(90,076)	39,930

Other comprehensive income (loss)
Unrealized gain (loss) on mortgage-backed securities, net	—	—	—	229
Reclassification of unrealized (gain) loss on sale of mortgage-backed securities to gain (loss) on investments, net	—	—	—	(402)
Total other comprehensive income (loss)	—	—	—	(173)
Comprehensive income (loss) attributable to common stockholders	(98,797)	50,208	(90,076)	39,757

Earnings (loss) per share
Net income (loss) attributable to common stockholders
Basic	(0.92)	0.74	(0.95)	0.61
Diluted	(0.92)	0.74	(0.95)	0.61
Weighted average number of shares of common stock
Basic	107,656,590	67,582,202	94,905,674	65,494,740
Diluted	107,656,590	67,582,683	94,905,674	65,495,971

Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Average earning assets (1)	7,574,311	5,382,189	6,723,237	5,294,406
Average earning asset yields (2)	5.23%	5.42%	5.24%	5.47%
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
Average earning assets increased $2.2 billion and $1.4 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. Changes in our average earning assets are a factor of our total stockholders' equity, our desired leverage levels and our allocation to TBAs.
Average earning asset yields decreased 19 and 23 basis points for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. Changes in our average earning asset yields are driven by the composition of our investments, amortized cost of our securities and prepayment rates.
Our interest income includes coupon interest and net (premium amortization) discount accretion as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Interest income
Coupon interest	98,749	73,185	265,276	217,799
Net (premium amortization) discount accretion	212	(269)	(1,266)	(413)
Total interest income	98,961	72,916	264,010	217,386
Our interest income increased $26.0 million and $46.6 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 due to an increase in average earning assets, which was partially offset by lower average earning asset yields.
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

The table below presents net (premium amortization) discount accretion recognized for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Agency RMBS	110	(386)	(2,200)	(727)
Agency CMBS	102	117	934	326
Non-Agency RMBS	—	—	—	(12)
Net (premium amortization) discount accretion	212	(269)	(1,266)	(413)

The amount of net (premium amortization) discount accretion that we recognize changes based on the size and composition of our investment portfolio, including the purchase price of the securities relative to par value, and prepayment speeds.
Interest Expense and Cost of Funds
The table below presents information related to our borrowings and cost of funds for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Average borrowings (1)	6,754,709	4,889,782	6,021,714	4,799,047
Maximum borrowings during the period (2)	6,922,523	5,150,081	6,922,523	5,354,561
Cost of funds (3)	3.85%	4.52%	3.83%	4.53%
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
Average borrowings increased $1.9 billion and $1.2 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. Changes in our average borrowings are a factor of our total stockholders' equity, our desired leverage levels and our allocation to TBAs.
Cost of funds decreased 67 and 70 basis points for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. Changes in our cost of funds are substantially driven by the Federal Funds target rate, which was set at a range of 3.50% to 3.75% for the majority of the three and nine months ended September 30, 2026, and a range of 4.25% to 4.50% for the majority of the three and nine months ended September 30, 2025.
The table below presents the components of interest expense for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Interest Expense
Interest expense on repurchase agreement borrowings	65,035	55,302	172,936	163,222
Our interest expense increased $9.7 million for both the three and nine months ended September 30, 2026, compared to the same periods in 2025 due to an increase in average borrowings, which was partially offset by a lower cost of funds.

Net Interest Income
The table below presents the components of net interest income for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Interest income	98,961	72,916	264,010	217,386
Interest expense	65,035	55,302	172,936	163,222
Net interest income	33,926	17,614	91,074	54,164
Net interest rate margin	1.38%	0.90%	1.41%	0.94%
Our net interest income, which equals total interest income less total interest expense, increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to higher average earning assets and a lower cost of funds, which were partially offset by higher average borrowings and lower average earning asset yields.
Our net interest rate margin, which equals the yield on our average earning assets for the period less the average cost of funds, increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to a lower cost of funds, which was partially offset by lower average earning asset yields. Our cost of funds is generally more sensitive to changes in interest rates than the yield on our investment portfolio, which is largely comprised of 30 year fixed-rate Agency RMBS.
Gain (Loss) on Investments, net
The table below summarizes the components of gain (loss) on investments, net for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Net realized gains (losses) on sale of MBS	(3,631)	1,222	(3,188)	(2,417)
Net unrealized gains (losses) on MBS accounted for under the fair value option	(398,431)	48,318	(475,040)	128,847
Total gain (loss) on investments, net	(402,062)	49,540	(478,228)	126,430
During the three and nine months ended September 30, 2026, we sold MBS and realized net losses of $3.6 million and $3.2 million, respectively (three and nine months ended September 30, 2025: net gains of $1.2 million and net losses of $2.4 million). Net realized losses during the three and nine months ended September 30, 2026 primarily reflect net losses of $9.7 million on sales of Agency CMBS, which were partially offset by net gains of $6.7 million on sales of Agency CMO. Net realized gains during the three months ended September 30, 2025 reflect a decrease in our allocation to higher coupon Agency RMBS. Net realized losses during the nine months ended September 30, 2025 primarily reflect sales of lower-coupon Agency RMBS during the first quarter of 2025.
Under the fair value option, changes in fair value are recognized in income on the condensed consolidated statements of comprehensive income (loss). As of September 30, 2026 and December 31, 2025, all of our MBS were accounted for under the fair value option. We recorded net unrealized losses of $398.4 million and $475.0 million during the three and nine months ended September 30, 2026, respectively, due to an increase in interest rates and wider spreads. We recorded net unrealized gains on our MBS portfolio accounted for under the fair value option of $48.3 million and $128.8 million during the three and nine months ended September 30, 2025, respectively, primarily due to a decline in interest rates during 2025.
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

The tables below summarize the components of our gain (loss) on derivative instruments, net for the following periods:

$ in thousands	Three months ended September 30, 2026
Derivative Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	183,015	19,950	(1,515)	201,450
U.S. Treasury futures contracts	107,227	—	(52)	107,175
TBAs	(15,236)	—	(15,707)	(30,943)
Total	275,006	19,950	(17,274)	277,682

$ in thousands	Three months ended September 30, 2025
Derivative Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	(35,447)	29,138	5,714	(595)
U.S. Treasury futures contracts	(13,742)	—	5,119	(8,623)
Total	(49,189)	29,138	10,833	(9,218)

$ in thousands	Nine months ended September 30, 2026
Derivative Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	181,603	62,285	5,165	249,053
U.S. Treasury futures contracts	111,808	—	3,019	114,827
TBAs	(27,493)	—	(14,242)	(41,735)
Total	265,918	62,285	(6,058)	322,145

$ in thousands	Nine months ended September 30, 2025
Derivative Instruments	Realized Gain (Loss) on Derivative Instruments, Net	Contractual Net Interest Income (Expense)	Unrealized Gain (Loss), Net	Gain (Loss) on Derivative Instruments, Net
Interest rate swaps	(148,022)	85,848	(2,229)	(64,403)
U.S. Treasury futures contracts	(52,258)	—	(2,725)	(54,983)
TBAs	1,967	—	606	2,573
Total	(198,313)	85,848	(4,348)	(116,813)

As of September 30, 2026 and December 31, 2025, we held the following interest rate swaps whereby we pay fixed interest rates and receive floating interest rates based on SOFR:

$ in thousands	As of September 30, 2026				As of December 31, 2025
Derivative Instruments	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Floating Receive Rate	Weighted Average Years to Maturity
Interest rate swaps	5,185,000	2.72%	3.90%	7.9	3,820,000	1.34%	3.87%	4.6
We use interest rate swaps to manage our exposure to changing interest rates and add stability to our borrowing costs. During the nine months ended September 30, 2026, we entered into interest rate swaps with a notional amount of $3.0 billion and terminated or settled existing interest rate swaps with a notional amount of $1.7 billion. We recorded net gains of $201.5 million and $249.1 million on interest rate swaps for the three and nine months ended September 30, 2026, respectively, due to an increase in swap rates. We recorded net losses of $595,000 and $64.4 million on interest rate swaps for the three and nine months ended September 30, 2025, respectively. Net losses during the nine months ended September 30, 2025 were due to a decline in swap rates.

As of September 30, 2026 and December 31, 2025, we held the following U.S. Treasury futures contracts:

	As of
	September 30, 2026	December 31, 2025
$ in thousands	Notional Amount - Short	Notional Amount - Short
10 year U.S. Treasury futures	740,000	420,000
Ultra 10 year U.S. Treasury futures	525,000	455,000
30 year U.S. Treasury futures	340,000	215,000
Total	1,605,000	1,090,000
We use U.S. Treasury futures contracts as an alternative way to help mitigate the potential impact of changes in interest rates on our performance. During the nine months ended September 30, 2026, we entered into U.S. Treasury futures contracts with a notional amount of $4.7 billion and terminated or settled existing U.S. Treasury futures contracts with a notional amount of $4.1 billion. We recognized net gains of $107.2 million and $114.8 million on U.S. Treasury futures contracts during the three and nine months ended September 30, 2026, respectively, due to an increase in interest rates. We recorded net losses of $8.6 million and $55.0 million during the three and nine months ended September 30, 2025, respectively, due to a decrease in interest rates.
We primarily use long positions in TBAs as an alternative means of investing in and financing Agency RMBS. Additionally, during the second quarter of 2025, we used short positions in TBAs in response to heightened market volatility to manage risk and economically hedge a portion of our exposure to changes in Agency RMBS valuations. We recorded net losses of $30.9 million and $41.7 million on TBAs during the three and nine months ended September 30, 2026, respectively, due to an increase in interest rates and wider spreads. We did not hold any TBAs during the three months ended September 30, 2025. We recorded net gains of $2.6 million on TBAs during the nine months ended September 30, 2025.
Expenses
We incurred management fees of $3.6 million and $9.9 million for the three and nine months ended September 30, 2026, respectively (three and nine months ended September 30, 2025: $2.7 million and $8.5 million). Our management fees are determined by our average stockholders' equity. Refer to Note 9 – “Related Party Transactions” of our condensed consolidated financial statements for a discussion of our relationship with our Manager and a description of how our fees are calculated.
Our general and administrative expenses not covered under our management agreement amounted to $1.6 million and $5.6 million for the three and nine months ended September 30, 2026, respectively (three and nine months ended September 30, 2025: $1.8 million and $5.5 million). General and administrative expenses not covered under our management agreement primarily consist of directors and officers insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.
Gain (Loss) on Repurchase and Retirement of Preferred Stock
In May 2022, our board of directors approved a share repurchase program for our Series C Preferred Stock. During the three and nine months ended September 30, 2026, we repurchased and retired 17,415 and 129,325 shares of Series C Preferred Stock, respectively (three and nine months ended September 30, 2025: 89,223 and 276,172 shares). Gains and losses on repurchases and retirements of preferred stock represent the difference between the consideration transferred and the carrying value of the preferred stock.

Net Income (Loss) Attributable to Common Stockholders
For the three months ended September 30, 2026, our net loss attributable to common stockholders was $98.8 million (three months ended September 30, 2025: net income of $50.2 million) or $0.92 basic and diluted net loss per average share available to common stockholders (three months ended September 30, 2025: $0.74 net income per share). The change in net income (loss) attributable to common stockholders was primarily due to (i) net losses on investments of $402.1 million in the 2026 period compared to net gains on investments of $49.5 million in the 2025 period; (ii) net gains on derivative instruments of $277.7 million in the 2026 period compared to net losses on derivatives of $9.2 million in the 2025 period; and (iii) a $16.3 million increase in net interest income.
For the nine months ended September 30, 2026, our net loss attributable to common stockholders was $90.1 million (nine months ended September 30, 2025: net income of $39.9 million) or $0.95 basic and diluted net loss per average share available to common stockholders (nine months ended September 30, 2025: $0.61 net income per share). The change in net income (loss) attributable to common stockholders was primarily due to (i) net losses on investments of $478.2 million in the 2026 period compared to net gains on investments of $126.4 million in the 2025 period; (ii) net gains on derivative instruments of $322.1 million in the 2026 period compared to net losses on derivatives of $116.8 million in the 2025 period; and (iii) a $36.9 million increase in net interest income.
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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to earnings available for distribution for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share data	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	(98,797)	50,208	(90,076)	39,930
Adjustments:
(Gain) loss on investments, net	402,062	(49,540)	478,228	(126,430)
Realized (gain) loss on derivative instruments, net (1)	(275,006)	49,189	(265,918)	198,313
Unrealized (gain) loss on derivative instruments, net (1)	17,274	(10,833)	6,058	4,348
TBA dollar roll income (2)	4,755	—	13,778	1,147
(Gain) loss on repurchase and retirement of preferred stock	7	2	31	(44)
Subtotal	149,092	(11,182)	232,177	77,334
Earnings available for distribution	50,295	39,026	142,101	117,264
Basic income (loss) per common share	(0.92)	0.74	(0.95)	0.61
Earnings available for distribution per common share (3)	0.47	0.58	1.50	1.79
(1)U.S. GAAP gain (loss) on derivative instruments, net on the condensed consolidated statements of comprehensive income (loss) includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Realized gain (loss) on derivative instruments, net	275,006	(49,189)	265,918	(198,313)
Unrealized gain (loss) on derivative instruments, net	(17,274)	10,833	(6,058)	(4,348)
Contractual net interest income (expense) on interest rate swaps	19,950	29,138	62,285	85,848
Gain (loss) on derivative instruments, net	277,682	(9,218)	322,145	(116,813)
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
The table below shows the components of earnings available for distribution for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Effective net interest income (1)	53,876	46,752	153,359	140,012
TBA dollar roll income	4,755	—	13,778	1,147
Total expenses	(5,183)	(4,465)	(15,528)	(13,996)
Subtotal	53,448	42,287	151,609	127,163
Dividends to preferred stockholders	(3,153)	(3,261)	(9,508)	(9,899)
Earnings available for distribution	50,295	39,026	142,101	117,264
(1)See below for a reconciliation of net interest income to effective net interest income, a non-GAAP measure.
Earnings available for distribution increased during the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to higher effective net interest income and an increase in our allocation to TBAs. See below for details on the change in effective net interest income.

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
The following tables reconcile total interest expense to effective interest expense and cost of funds to effective cost of funds for the following periods:

	Three Months Ended September 30,
	2026		2025
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	65,035	3.85%	55,302	4.52%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(19,950)	(1.18)%	(29,138)	(2.38)%
Effective interest expense	45,085	2.67%	26,164	2.14%

	Nine Months Ended September 30,
	2026		2025
$ in thousands	Reconciliation	Cost of Funds / Effective Cost of Funds	Reconciliation	Cost of Funds / Effective Cost of Funds
Total interest expense	172,936	3.83%	163,222	4.53%
Less: Contractual net interest expense (income) on interest rate swaps recorded as gain (loss) on derivative instruments, net	(62,285)	(1.38)%	(85,848)	(2.39)%
Effective interest expense	110,651	2.45%	77,374	2.14%
Our effective interest expense increased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to a decrease in contractual net interest income on interest rate swaps and an increase in average borrowings, which were partially offset by a lower cost of funds.
Our effective cost of funds increased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to a decrease in contractual net interest income on interest rate swaps, which was partially offset by a lower cost of funds.
In addition to changes caused by the underlying floating rate index, the amount of contractual net interest income or expense on interest rate swaps that we recognize has changed based on changes in the size and composition of our interest rate swap portfolio. In September 2026, we terminated $500.0 million notional amount of interest rate swaps with a weighted average fixed pay rate of 0.24% and remaining maturities of less than one year as part of our interest rate risk management. We expect the termination of these swaps to negatively affect our effective interest expense, effective net interest income and earnings available for distribution in subsequent quarters.
We also use U.S. Treasury futures contracts, which do not earn or incur contractual interest as an alternative way to help mitigate the potential impact of changing interest rates on our performance. See preceding discussion under “Gain (Loss) on Derivative Instruments, net” for details of our interest rate swap portfolio as of September 30, 2026 and December 31, 2025.

The following tables reconcile net interest income to effective net interest income and net interest rate margin to effective interest rate margin for the following periods:

	Three Months Ended September 30,
	2026		2025
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	33,926	1.38%	17,614	0.90%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	19,950	1.18%	29,138	2.38%
Effective net interest income	53,876	2.56%	46,752	3.28%

	Nine Months Ended September 30,
	2026		2025
$ in thousands	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin	Reconciliation	Net Interest Rate Margin / Effective Interest Rate Margin
Net interest income	91,074	1.41%	54,164	0.94%
Add: Contractual net interest income (expense) on interest rate swaps recorded as gain (loss) on derivative instruments, net	62,285	1.38%	85,848	2.39%
Effective net interest income	153,359	2.79%	140,012	3.33%
Our effective net interest income increased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to higher average earning assets and a lower cost of funds, which were partially offset by a decrease in contractual net interest income on interest rate swaps, higher average borrowings and lower average earning asset yields.
Our effective net interest rate margin decreased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to a decrease in contractual net interest income on interest rate swaps and lower average earning asset yields, which were partially offset by a lower cost of funds.

Economic Debt-to-Equity Ratio
The table below shows our debt-to-equity ratio and our economic debt-to-equity ratio as of September 30, 2026 and December 31, 2025. Our debt-to-equity ratio is calculated in accordance with U.S. GAAP and is the ratio of total debt to total stockholders' equity.
We present an economic debt-to-equity ratio, a non-GAAP financial measure of leverage that considers the impact of the off-balance sheet financing of our investments in TBAs that are accounted for as derivative instruments under U.S. GAAP and the impact of receivables and payables for unsettled trades (if any). We include these types of TBAs at implied cost basis in our measure of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a contract for the forward sale of Agency RMBS has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments. We adjust leverage for receivables and payables for unsettled trades (if any) because sales or purchases of MBS are recorded on the balance sheet on the trade date, while any corresponding changes to repurchase agreement borrowings are not recorded until the settlement date. We believe that presenting our economic debt-to-equity ratio, when considered together with our U.S. GAAP financial measure of debt-to-equity ratio, provides information that is useful to investors in understanding how management evaluates our at-risk leverage and gives investors a comparable statistic to those of other mortgage REITs who present a similar non-GAAP measure of leverage.

	As of
$ in thousands	September 30, 2026	December 31, 2025
Repurchase agreements	6,842,947	5,619,255
Total stockholders' equity	903,368	797,544

Debt-to-equity ratio (1)	7.6	7.0
Economic debt-to-equity ratio (2)	8.3	7.0
(1)Debt-to-equity ratio is calculated as the ratio of total repurchase agreements to total stockholders' equity.
(2)Economic debt-to-equity ratio is calculated as the ratio of (i) total repurchase agreements and TBAs at implied cost basis ($674.1 million as of September 30, 2026; none as of December 31, 2025) to (ii) total stockholders' equity.

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
We held cash, cash equivalents and restricted cash of $426.5 million as of September 30, 2026 (September 30, 2025: $180.7 million). Our cash, cash equivalents and restricted cash change due to normal fluctuations in cash balances related to the timing of principal and interest payments, repayments of debt, and asset purchases and sales. Our operating activities provided net cash of approximately $115.4 million for the nine months ended September 30, 2026 (September 30, 2025: $97.3 million).
Our investing activities used net cash of $1.3 billion for the nine months ended September 30, 2026 (September 30, 2025: $372.5 million). We used cash of $2.6 billion to purchase MBS for the nine months ended September 30, 2026 (September 30, 2025: $2.0 billion). Principal payments on MBS provided cash of $601.8 million for the nine months ended September 30, 2026 (September 30, 2025: $364.8 million). We also generated $533.5 million in proceeds from sales of MBS for the nine months ended September 30, 2026 (September 30, 2025: $1.5 billion) and received net cash of $265.9 million to settle derivative contracts for the nine months ended September 30, 2026 (September 30, 2025: net cash used of $198.3 million).
Our financing activities provided net cash of $1.4 billion for the nine months ended September 30, 2026 (September 30, 2025: $245.1 million). During the nine months ended September 30, 2026, we received net cash proceeds on our repurchase agreements of $1.2 billion (September 30, 2025: $256.1 million). Net proceeds from issuance of common stock provided $302.6 million for the nine months ended September 30, 2026 (September 30, 2025: $74.3 million). We also paid dividends of $126.0 million for the nine months ended September 30, 2026 (September 30, 2025: $79.6 million).
As of September 30, 2026, the average margin requirement (weighted by borrowing amount), or the haircut, under our repurchase agreements was 4.3% for Agency RMBS and 4.9% for Agency CMBS. The haircuts ranged from a low of 3% to a high of 5% for Agency RMBS and Agency CMBS. Declines in the value of our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event may give our counterparties the option to terminate all repurchase transactions outstanding with us and require any amount due from us to the counterparties to be payable immediately.
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
Forward-Looking Statements Regarding Liquidity
As of September 30, 2026, we held $7.1 billion of Agency securities that are financed by repurchase agreements. We also had approximately $186.2 million of unencumbered investments and unrestricted cash of $215.1 million as of September 30, 2026. As of September 30, 2026, our known contractual obligations primarily consisted of $6.8 billion of repurchase agreement borrowings with a weighted average remaining maturity of 20 days. We generally intend to refinance the majority of our repurchase agreement borrowings at market rates upon maturity. Repurchase agreement borrowings that are not refinanced upon maturity are typically repaid through the use of cash on hand or proceeds from sales of securities. Additionally, we had TBAs with an implied cost basis of $674.1 million as of September 30, 2026. Under certain market conditions, it may be uneconomical for us to roll our TBA long positions into future months. This may result in us being required to take delivery of the underlying securities and fund those securities using cash or other financing sources, potentially reducing our liquidity.
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

Exposure to Financial Counterparties
We finance a substantial portion of our investment portfolio through repurchase agreements. Under these agreements, we pledge assets from our investment portfolio as collateral. Additionally, certain counterparties may require us to provide additional collateral in the event the market value of the assets declines to maintain a contractual repurchase agreement collateral ratio. If a counterparty were to default on its obligations, we would be exposed to potential losses to the extent the fair value of collateral pledged by us to the counterparty, including any accrued interest receivable on such collateral, exceeded the amount loaned to us by the counterparty plus interest due to the counterparty. As of September 30, 2026, one counterparty held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than 5% of our stockholders' equity.
The following table summarizes our exposure to counterparties by geographic concentration as of September 30, 2026. The information is based on the geographic headquarters of the counterparty or counterparty's parent company. However, our repurchase agreements are denominated in U.S. dollars.

$ in thousands	Number of Counterparties	Repurchase Agreement Financing	Exposure
North America	16	5,010,002	218,113
Asia	4	778,514	36,220
Europe (excluding United Kingdom)	2	438,213	18,963
United Kingdom	1	616,218	22,921
Total	23	6,842,947	296,217
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
Other Matters
We believe that we satisfied each of the asset tests in Section 856(c)(4) of the Internal Revenue Code of 1986, as amended (the "Code") for the period ended September 30, 2026, and that our proposed method of operation will permit us to satisfy the asset tests, gross income tests, and distribution and stock ownership requirements for our taxable year that will end on December 31, 2026.
At all times, we intend to conduct our business so that neither we nor our Operating Partnership nor the subsidiaries of our Operating Partnership are required to register as an investment company under the 1940 Act. If we were required to register as an investment company, then our use of leverage would be substantially reduced. Because we are a holding company that conducts our business through our Operating Partnership and the Operating Partnership’s wholly-owned or majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Operating Partnership may own, may not have a combined value in excess of 40% of the value of the Operating Partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we are permitted to engage in through our subsidiaries. In addition, we believe neither we nor the Operating Partnership are considered an investment company under Section 3(a)(1)(A) of the 1940 Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority-owned subsidiaries, we and the Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. IAS Asset I LLC and certain of the Operating Partnership’s other subsidiaries that we may form in the future rely upon the exclusion from the definition of “investment company” under the 1940 Act provided by Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of each subsidiary’s portfolio be comprised of qualifying assets and at least 80% be comprised of qualifying assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). We calculate that as of September 30, 2026, we conducted our business so as not to be regulated as an investment company under the 1940 Act.

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
For additional discussion of market risk, see Part I. Item 1A - Risk Factors of our annual report on Form 10-K for the year ended December 31, 2025.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive instruments and book value per common share as of September 30, 2026 and December 31, 2025. When evaluating the impact of changes in interest rates, prepayment assumptions are adjusted based on our Manager’s expectations. The analysis presented utilizes assumptions, models and estimates of our Manager based on our Manager’s judgment and experience. Additionally, we actively manage the size and composition of our portfolio, which includes hedging instruments, which can result in material changes to our interest rate risk profile.

	As of September 30, 2026		As of December 31, 2025
Change in Interest Rates	Estimated Percentage Change in Market Value (1)	Estimated Percentage Change in Book Value per Common Share	Estimated Percentage Change in Market Value (1)	Estimated Percentage Change in Book Value per Common Share
+1.00%	(0.51)%	(5.92)%	(1.20)%	(12.58)%
+0.50%	(0.20)%	(2.31)%	(0.46)%	(4.87)%
-0.50%	0.04%	0.41%	0.01%	0.11%
-1.00%	(0.23)%	(2.66)%	(0.53)%	(5.55)%
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous change in Agency MBS spreads, up and down 10 and 20 basis points, on the market value of our investments and our book value per common share as of September 30, 2026 and December 31, 2025. Sensitivity to changes in Agency MBS spreads is derived from models that are dependent on various assumptions. Our investments' sensitivity to Agency MBS spread changes will vary with changes in interest rates and the size and composition of our investment portfolio. The estimated impact of changes in spreads is independent of the interest rate sensitivity table presented above.

	As of September 30, 2026		As of December 31, 2025
Change in Agency MBS Spreads	Estimated Percentage Change in Market Value (1)	Estimated Percentage Change in Book Value per Common Share	Estimated Percentage Change in Market Value (1)	Estimated Percentage Change in Book Value per Common Share
+0.20%	(1.09)%	(11.76)%	(0.95)%	(9.54)%
+0.10%	(0.55)%	(5.91)%	(0.48)%	(4.79)%
-0.10%	0.55%	5.97%	0.48%	4.83%
-0.20%	1.11%	11.99%	0.97%	9.71%
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
Liquidity Risk
We engage in a variety of liquidity management techniques to mitigate the risk of volatility in the marketplace, which may bring significant security price fluctuations, associated margin calls, changing cash needs, and variability in counterparty financing terms. We perform statistical analysis to measure and quantify our required liquidity needs under multiple scenarios and time horizons. In volatile market conditions, margin call risk is elevated, and our operating results and financial condition may be materially impacted. Liquidity in the form of cash, unencumbered assets and future cash flows is consistently monitored and evaluated versus internal targets. One such measure that we use to monitor our liquidity is unrestricted cash and unencumbered investments, which consists of cash and cash equivalents as reported in our consolidated balance sheets and investments that have not been pledged as collateral for repurchase agreement borrowings.
ITEM 4.     CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any such legal proceedings.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to our repurchases of Series C Preferred Stock during the three months ended September 30, 2026.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number at End of Period of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 to July 31, 2026	15,084	24.67	15,084	227,137
August 1, 2026 to August 31, 2026	—	—	—	227,137
September 1, 2026 to September 30, 2026	2,331	24.06	2,331	224,806
	17,415	24.59	17,415
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
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Series C Preferred Stock Dividends
On November 5, 2026, we declared a Series C Preferred Stock dividend of $0.46875 per share payable on December 28, 2026 to our stockholders of record at the close of business on December 5, 2026.

ITEM 6.     EXHIBITS.
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO MORTGAGE CAPITAL INC.

November 6, 2026	By:	/s/ Kevin Collins
Kevin Collins
Chief Executive Officer

November 6, 2026	By:	/s/ Mark Gregson
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